Form 10QSB/A
period 1995-09-30
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1996-03-20
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                          ---------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

               For the quarterly period ended September 30, 1995

                        Commission File Number 33-21663


                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           Illinois                                         36-3570836
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


          One Whitehall Street, Suite 1500, New York, New York 10004
          ----------------------------------------------------------
                    (Address of principal executive office)

                                (212) 859-0200
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES:    X                  NO: ____

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of September 30, 1995           3
         Statements of Operations for the quarters ended September 30,
                  1995, and September 30, 1994                               4
         Statements of Operations for the nine-month periods ended
                  September 30, 1995, and September 30, 1994                 5

         Statement of Changes in Partnership Capital for the nine months
                  ended September 30, 1995, and September 30, 1994           6
         Notes to Financial Statements                                       7

No Statement of Cash Flows is presented because the information required by a Statement of Cash Flows is not material to an understanding of the Partnership's operations.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF SEPTEMBER 30, 1995


                                    Assets
                                    ------
Equity in commodity trading accounts:
       Money balance                                                $  972,178
       Net unrealized gain on open commodity interests                  17,603
                                                                    ----------
Total equity in commodity trading accounts                             989,781
Due From Broker                                                            946
Other Assets                                                             2,597
                                                                    ----------

Total Assets                                                        $  993,324
                                                                    ==========
                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

Due to affiliates                                                       19,742
Redemptions payable (Note F)                                             7,330
Incentive fees payable (Note D)                                          1,657
Accrued brokerage commissions and fees                                   2,455
Accrued professional fees and other liabilities                         24,500
                                                                     ---------

Total Liabilities                                                       55,684
                                                                     ---------

PARTNERS' CAPITAL (Note E):
       Limited partners 1,194.582 units outstanding                    842,559
       General partner, 100 units outstanding                           95,081
                                                                     ---------

Total Partners' Capital                                                937,640
                                                                     ---------

Total Liabilities and Partners' Capital                              $ 993,324
                                                                     =========

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994

                                                    1995              1994
                                                    ----              ----
REVENUES:
       Net realized trading loss                  $(205,679)       $ (32,974)
       Change in net unrealized trading loss       (160,887)        (102,544)
       Interest income (Note C)                      11,313            9,888
                                                  ---------        ---------
Total Revenues                                    $(355,253)       $(125,630)

EXPENSES:
       Brokerage commissions and fees
         (Notes B and C)                          $  24,512        $  28,711
       Incentive fees (Note D)                         (152)               0
       Professional fees and other                   19,900           24,306
                                                  ---------        ---------
Total Expenses                                       44,260           91,716
                                                  ---------        ---------
Net Loss                                          $(399,513)       $(178,647)
                                                  =========        =========

Net Loss per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                 $ ( 39.95)       $  (17.86)
Limited Partner Class (1241.652 Units,
  1636.089 Units, respectively)                   $ (318.54)       $ (108.10)

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994

                                                         1995           1994
                                                         ----           ----
REVENUES:
       Net realized trading gain/(loss)                $591,843      $(241,343)
       Change in net unrealized trading gain/(loss)    (252,117)      (251,839)
       Interest income (Note C)                          31,125         34,227
                                                       --------      ---------
Total Revenues                                         $370,851      $(458,955)

EXPENSES:
       Brokerage commissions and fees (Notes B and C)  $ 89,455      $ 150,739
       Incentive fees (Note D)                          140,299         28,461
       Professional fees and other                       79,550         88,967
                                                       --------      ---------
Total Expenses                                         $309,304      $ 268,167
                                                       ========      =========
Net Income/(Loss)                                      $ 61,547      $(727,112)
                                                       ========      =========

Net Loss per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                      $   6.15      $  (72.71)
Limited Partner Class (1340.856 Units,
   1712.776 Units, respectively)                       $  45.44      $ (420.28)

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994

                         Limited Partners                                 General Partner
                         ----------------------------------------         -------------------------------------
                                                        Net Asset                                     Net Asset
                                                          Value                                         Value           Total
                         Units          Capital          Per Unit          Units        Capital        Per Unit        Capital
                         -----          -------          --------          -----        -------        --------        -------
Partners' Capital
December 31, 1993      1,867.820       $2,022,555        $1,082.84        100.000       $101,531       $1,015.31       $2,124,086
                                                         =========                                     =========
Net Loss                                 (719,850)                                        (7,272)                        (727,122)

Redemptions              248.954         (211,123)                              0              0                         (211,123)
                       ---------       ----------                         -------       --------                        =========
Partners' Capital,
September 30, 1994     1,618.866       $1,513,828        $  935.12        100.000       $ 94,260       $  942.60       $1,185,841
                       =========       ==========        =========        =======       ========       =========       ==========
Partners' Capital
December 31, 1994      1,473.776       $1,013,596        $  687.75        100.000       $ 94,466       $  944.66       $1,108,062

Net Profit                                 60,932                                            615                           61,547

Redemptions              279.194         (231,969)                              0              0                         (231,969)

Partners' Capital
September 30, 1995     1,194.582       $  842,559        $  705.31        100.000       $ 95,081       $  950.81       $  937,640
                       =========       ==========        =========        =======       ========       =========       ==========

       The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A            ORGANIZATION OF BUSINESS

Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through speculative trading of commodity futures, forward and options contracts, and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of September 30, 1995, the CTAs with effective advisory agreements with the Partnership were as follows: EMC Capital

Management, Inc., and Loran Futures Inc. The general partner of the Partnership is Vision Limited Partnership (the "General Partner"). The General Partner must maintain a net worth equal to the lesser of one million dollars or 10% of the aggregate initial capital contributions to the Partnership by the limited partners.

The clearing brokers of the Partnership are the General Partner and Lind-Waldock & Company ("Lind-Waldock").

The Partnership is currently closed to new subscriptions and will be dissolved on December 31, 2008, or upon the occurrence of certain events as specified in the Limited Partnership Agreement.

NOTE B            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Futures and option contracts are recorded on the trade date at the transacted contract price and valued at market. Market values of futures and option contracts are based upon exchange settlement prices.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using month end exchange rates and included in the accompanying statements of operations. As of September 30, 1995, the Partnership held assets denominated in foreign currencies equal to US $281,640.

NOTES TO FINANCIAL STATEMENTS

Brokerage Commissions and Fees

These expenses represent all brokerage commissions and exchange, National Futures Association, and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

NOTE C            RELATED PARTY TRANSACTIONS

Interest Income

The Partnership and the General Partner receive 70% and 20%, respectively, of the "Overnight Interest" on the Partnership's cash on deposit with the clearing brokers not committed as margin. The clearing broker receives all remaining Overnight Interest. Lind-Waldock has agreed to pay interest at a rate equal to the "Overnight Repurchase Rate". During the nine-month period ended September 30, 1995 and 1994, the General Partner received interest in the amount of $4,375 and $3,803, respectively.

The General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate. For the nine-month period ended September 30, 1995 and 1994, the Partnership received from the General Partner $9,998 and $5,973 in interest income, respectively.

Brokerage Commissions and Fees

The General Partner receives directly from the primary clearing broker, Lind-Waldock & Co., all brokerage commissions in excess of brokerage commissions paid to the clearing brokers and the trailing commission paid to all non-affiliated selling agents ("Excess Brokerage Commissions"), which payment is in lieu of a management fee. Prior to September 1, 1992, the General Partner received only 32% of the Excess Brokerage Commissions and, thereafter, all of the Excess Brokerage Commissions. For the nine-month period ended September 30, 1995 and 1994, the General Partner received $46,174 and $101,367 in Excess Brokerage Commissions, respectively.

Due from Broker

The Partnership maintains an operating account with the General Partner. The balance in the account as of September 30, 1995, is reflected in the Statement of Financial Condition as "Due from Broker".

NOTES TO FINANCIAL STATEMENTS

NOTE D            INCENTIVE FEES

The Partnership pays incentive fees to its CTAs. The incentive fees are calculated and paid at either the end of each month or the end of each quarter, in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the General Partner and the respective CTAs. If any incentive fee is paid by the Partnership to the CTAs on account of new trading profits, and the net asset value of the Partnership account thereafter declines for any subsequent month or quarter, the CTAs are entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to the CTAs until the Partnership recoups its losses and experiences new trading profits. The Partnership paid $140,299 and $28,461 in incentive fees during the nine-month period ended September 30, 1995 and 1994, respectively.

NOTE E            ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING

The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners.

NOTE F            REDEMPTIONS

A limited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of the month. Redemption value is at the month-end net asset value less unamortized organization costs per unit. As of September 30, 1995, the redemption value per partnership unit was $705.


NOTE G            OPERATING EXPENSES

The Partnership bears all expenses incurred in connection with its activities. These expenses include brokerage commissions and fees, incentive fees, and periodic legal, accounting, and tax return preparation and filing fees.

NOTE H            INCOME TAXES

No provision for income taxes has been made in the accompanying financial statements. Partners are responsible for reporting income or loss based upon their respective share of revenues and expenses of the Partnership.

NOTES TO FINANCIAL STATEMENTS

NOTE I   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
CONCENTRATION OF CREDIT RISK

The Partnership trades financial futures contracts and options. These financial instruments have elements of off-balance sheet credit and market risk in excess of the amounts recognized in the statement of financial condition. Futures contracts are marked to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded, and with the futures commission merchant through which the commodity futures and options are executed.

At September 30, 1995 and 1994, the Partnership held financial futures contracts and options with an aggregate notional value of approximately $ 11,894,776 and $62,755,500, respectively. The notional value of these instruments is not indicative of the Partnership's risk of loss due to counterparty non-performance. The following table summarizes those positions by exchange and by instrument as of September 30, 1995:

Exchange   Instrument Name     Contract Value ($)   Unrealized Gain/Loss ($)   Expiration
--------   -----------------   ------------------   ------------------------   ----------
LME        Hi-Grade Aluminum            1,216,779                   (13,608)   4th Qtr 95
LME        Hi-Grade Copper                441,964                    (5,769)   4th Qtr 95
LME        Hi-Grade Nickel                317,032                    (3,456)   4th Qtr 95
LME        Hi-Grade Zinc                  207,560                    (3,160)   4th Qtr 95
IMM        J-Yen                          386,100                     6,375    4th Qtr 95
IMM        S&P                            574,700                    13,500    4th Qtr 95
LIFFE      EuroMark                     4,785,200                    18,800    4th Qtr 95
SIMEX      Nikkei                          94,786                    (3,108)   4th Qtr 95
TFFE       EuroYen                      1,531,217                       771    4th Qtr 95
TSE        Yen Gov't Bond               1,249,942                    (5,137)   4th Qtr 95
MATIF      Gov't Bond                     113,648                      (456)   4th Qtr 95
MATIF      CAC40                           71,154                        79    4th Qtr 95
SFE        10yr Bond                      904,694                       386    4th Qtr 95


The broker with which each financial futures contract or option is executed acts as the counterparty for the above contracts and, accordingly, creates a risk of non-performance. All of the Partnership's open financial futures and options positions were transacted with the General Partner and Lind-Waldock. Based upon a quarterly review of financial disclosures, including statements of net capital and segregation requirements, the General Partner monitors the-credit-worthiness of its counterparties and, when deemed necessary, reduces its exposure to these counterparties. The Partnership's exposure to credit risk associated with the non-performance of these counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets.

Generally, financial futures contracts and options can be closed out at the discretion of the CTAs or the General Partner, if he deems it to be in the best interest of the Partnership. However, an illiquid market could prevent the closeout of positions.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's capital consists of capital contributions of the partners as increased or decreased by gains or losses on commodity interest trading, interest income, expenses and redemptions of Units and distributions of profits, if any. Commodity trading is highly leveraged and speculative. Therefore, gains and losses on such trading are not predictable with any level of reliability. Much of the market movement in commodities is based upon fundamental and technical factors which the trading advisors may not be able to identify and are not subject to the control of the Partnership.

Units of Limited Partnership interest were offered and sold through May 31, 1989. As of the date of this report, the General Partner is not contemplating the sale of additional Units.

The General Partner may make distributions of profits, if profits are substantial and certain Net Asset Value levels are achieved. However, no distributions have been made since the Partnership's inception.

The Limited Partners may redeem their Units as of the last day of the month upon written notice to the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may declare. Units representing $231,969 and $211,123 were redeemed during the nine months ended September 30, 1995 and 1994, respectively.

The General Partner believes the Partnership will continue to meet both its long-term and-short-term cash requirements for operating expenses and unit redemptions from the cash generated by operations and, if necessary, from withdrawals of funds from the Trading Advisors' Designated Trading Accounts. However, the Unit redemption value may be reduced in the event that the Partnership experiences net operating losses in the future. No assurance can be given in this regard. There are substantial risks of loss involved in commodities trading.


For the nine months ended September 30, 1995, the Partnership reported revenues from its trading activities, including both net realized trading profit and the change in net unrealized trading of $339,726, as compared with losses from trading activities of $493,182 for the nine months ended September 30, 1994. The increased revenues are primarily attributable to futures on foreign currency and futures on domestic, interest bearing obligations.

Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average Treasury bill rate, for funds held by the General Partner. The Partnership realized $31,125 and $34,227 in interest income from this investment during the nine months ended September 30, 1995 and 1994, respectively.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The decrease in interest income experienced by the Partnership for the nine months ended September 30, 1995, as compared with the same period ended September 30, 1994, was due to the a decrease in funds available for trading. Total expenses for the nine months ended September 30, 1995, were $309,304 as compared to $268,167 for the nine months ended September 30, 1994. The nine months ended September 30, 1995, exhibited a $111,838 increase in incentive fees due to profitable overall trading.

The Partnership experienced a net profit of $61,547, or $45.44 per limited partner unit, for the nine months ended September 30, 1995, as compared to a net loss of $727,112, or $420.28 per limited partner unit for the nine months ended September 30, 1994. These profits are due primarily to the taking of profits on closed positions in foreign future contracts. The General Partner is unable to predict whether the Partnership will experience net trading gains or whether it will generate net losses in the future.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not aware of any pending legal proceedings to which it is a party or to which any of its assets are subject.

Item 2.  Changes in Securities

None.


Item 3.  Defaults upon Senior Securities

None

Item 4.  Submissions of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

No exhibits are required to be filed with this report.

b.  Reports on Form 8-K

There were no reports on Form 8-K filed by the Partnership during the quarter ended September 30, 1995.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 20, 1995

SUPER FUND PREFERRED LIMITED PARTNERSHIP

By:  Vision Limited Partnership, General Partner

By:  Vision Capital Management, Inc., General Partner

By: /s/ Howard M. Rothman
    --------------------------------------------
    Howard M. Rothman, Executive Vice President,
    Chief Operating Officer, Secretary, and
    Director

    /s/ Eric Gaffin
    --------------------------------------------
    Eric Gaffin, Acting Controller