Form 10QSB
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1996-05-20
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                          ---------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

               For the quarterly period ended March 31, 1996

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

         YES:    X                  NO: ____

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of March 31, 1996               3

         Statements of Operations for the quarters ended March 31,
                  1996, and March 31, 1995                                   4

         Statement of Changes in Partnership Capital for the three months
                  ended March 31, 1996, and March 31, 1995                   5
         Notes to Financial Statements                                       6

No Statement of Cash Flows is presented because the information required by a Statement of Cash Flows is not material to an understanding of the Partnership's operations.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF March 31, 1996


                                    Assets
                                    ------
Equity in commodity trading accounts:
       Money balance                                                $  854,334
       Net unrealized gain on open commodity interests                  17,204
                                                                    ----------
Total equity in commodity trading accounts                             871,538
Other Assets                                                             1,954
                                                                    ----------

Total Assets                                                        $  873,492
                                                                    ==========
                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

Redemptions payable (Note F)                                             1,318
Accrued brokerage commissions and fees                                  26,780
Accrued professional fees and other liabilities                         28,500
                                                                     ---------

Total Liabilities                                                       56,598
                                                                     ---------

PARTNERS' CAPITAL (Note E):
       Limited partners 1,103.084 units outstanding                    722,398
       General partner, 100 units outstanding                           94,496
                                                                     ---------

Total Partners' Capital                                                816,894
                                                                     ---------

Total Liabilities and Partners' Capital                              $ 873,492
                                                                     =========

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                      MARCH 31, 1996, AND MARCH 31, 1995

                                                    1996              1995
                                                    ----              ----
REVENUES:
       Net realized trading gain                  $  48,464       $  169,938
       Change in net unrealized trading loss       ( 85,128)          48,932
       Interest income (Note C)                       7,778            8,754
                                                  ---------        ---------
Total Revenues                                    $( 28,886)       $ 227,624

EXPENSES:
       Brokerage commissions and fees
         (Notes B and C)                          $  12,182        $  29,284
       Incentive fees (Note D)                        3,042           12,761
       Professional fees and other                   23,998           23,951
                                                  ---------        ---------
Total Expenses                                       39,222           65,996
                                                  ---------        ---------
Net Income (Loss)                                 $( 68,108)       $ 161,628
                                                  =========        =========

Net Loss per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                 $ (  6.81)       $    16.16
Limited Partner Class (1209.616 Units,
  1535.208 Units, respectively)                   $ ( 60.77)       $   111.49

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995, AND SEPTEMBER 30, 1994

                         Limited Partners                                 General Partner
                         ----------------------------------------         -------------------------------------
                                                        Net Asset                                     Net Asset
                                                          Value                                         Value           Total
                         Units          Capital          Per Unit          Units        Capital        Per Unit        Capital
                         -----          -------          --------          -----        -------        --------        -------
Partners' Capital
December 31, 1994      1,473.776       $1,013,596        $  687.75        100.000       $ 94,466        $ 944.66       $1,108,062
                                                         =========                                     =========
Net Profit                                160,012                                          1,616                          161,628

Redemptions              100.148         ( 67,621)                              0              0                         ( 67,621)
                       ---------       ----------                         -------       --------                        =========
Partners' Capital,
March 31, 1995         1,373.628       $1,105,987        $  805.16        100.000       $ 96,082       $  960.82       $1,202,069
                       =========       ==========        =========        =======       ========       =========       ==========
Partners' Capital
December 31, 1995      1,111.807       $  795,475        $  715.48        100.000       $ 95,177       $  951.77       $  890,652

Net Loss                                  (67,427)                                          (681)                         (68,108)

Redemptions                8.723           (5,650)                              0              0                           (5,650)

Partners' Capital
March 31, 1996         1,103.084       $  722,398        $  654.89        100.000       $ 94,496       $  944.96       $  816,894
                       =========       ==========        =========        =======       ========       =========       ==========

       The accompanying notes are an integral part of these statements.

                       NOTES TO FINANCIAL STATEMENTS

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A            ORGANIZATION OF BUSINESS

Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through speculative trading of commodity futures, forward and options contracts, and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of March 31, 1996, the CTAs with effective advisory agreements with the Partnership were as follows: EMC Capital

Management, Inc. and Loran Futures, Inc. The General Partner of the partnership is Vision Limited Partnership (the "General Partner"). The General Partner must maintain a net worth equal to the lesser of one million dollars or 10% of the aggregate initial capital contributions to the Partnership by the limited partners.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using month end exchange rates and included in the accompanying statements of operations. As of March 31, 1996, the Partnership held assets denominated in foreign currencies equal to US $200,052.

NOTES TO FINANCIAL STATEMENTS

Brokerage Commissions and Fees

These expenses represent all brokerage commissions and exchange, National Futures Association, and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

NOTE C            RELATED PARTY TRANSACTIONS

Interest Income

The Partnership and the General Partner receive 70% and 20%, respectively, of the "Overnight Interest" on the Partnership's cash on deposit with the clearing brokers not committed as margin. The clearing broker receives all remaining Overnight Interest. Lind-Waldock has agreed to pay interest at a rate equal to the "Overnight Repurchase Rate". During the three-month period ended March
31, 1996 and 1995, the General Partner received interest in the amount of $2,222 and $1,578, respectively.

The General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate. For the three-month period ended March 31, 1996 and 1995, the Partnership received from the General Partner $ 1,303 and $ 3,232 in interest income, respectively.

Brokerage Commissions and Fees

The General Partner receives directly from the primary clearing broker, Lind-Waldock & Co., all brokerage commissions in excess of brokerage commissions paid to the clearing brokers and the trailing commission paid to all non-affiliated selling agents ("Excess Brokerage Commissions"), which payment is in lieu of a management fee. For the three month period ended March 31, 1996 and 1995, the General Partner received $5,586 and $13,160 in Excess Brokerage Commissions, respectively.

NOTES TO FINANCIAL STATEMENTS

NOTE D            INCENTIVE FEES

The Partnership pays incentive fees to its CTAs. The incentive fees are calculated and paid at either the end of each month or the end of each quarter, in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the General Partner and the respective CTAs. If any incentive fee is paid by the Partnership to the CTAs on account of new trading profits, and the net asset value of the Partnership account thereafter declines for any subsequent month or quarter, the CTAs are entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to the CTAs until the Partnership recoups its losses and experiences new trading profits. The Partnership paid $3,042 and $12,761 in incentive fees during the three-month period ended March 31, 1996 and 1995, respectively.

NOTE E            ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING

The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners.

NOTE F            REDEMPTIONS

A limited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of the month. Redemption value is at the month-end net asset value less unamortized organization costs per unit. As of March 31, 1996, the redemption value per partnership unit was $655.

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

At March 31, 1996 and 1995, the Partnership held financial futures contracts and options with an aggregate notional value of approximately $ and $44,500,000, respectively. The notional value of these instruments is not indicative of the Partnership's risk of loss due to counterparty non-performance. The following table summarizes those positions by exchange and by instrument as of March 31, 1996:

Exchange   Instrument Name     Contract Value ($)   Unrealized Gain/Loss ($)   Expiration
--------   -----------------   ------------------   ------------------------   ----------
LME        Hi-Grade Aluminum
LME        Hi-Grade Copper
LME        Hi-Grade Nickel
LME        Hi-Grade Zinc
IMM        J-Yen
IMM        S&P
LIFFE      EuroMark
SIMEX      Nikkei
TFFE       EuroYen
TSE        Yen Gov't Bond
MATIF      Gov't Bond
MATIF      CAC40
SFE        10yr Bond

The broker with which each financial futures contract or option is executed acts as the counterparty for the above contracts and, accordingly, creates a risk of non-performance. All of the Partnership's open financial futures and options positions were transacted with the General Partner and Lind-Waldock. Based upon a quarterly review of financial disclosures, including statements of net capital and segregation requirements, the General Partner monitors the credit-worthiness of its counterparties and, when deemed necessary, reduces its exposure to these counterparties. The Partnership's exposure to credit risk associated with the non-performance of these counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets.

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

The Limited Partners may redeem their Units as of the last day of the month upon written notice to the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may declare. Units representing $5,650 and $67,621 were redeemed during the three months ended March 31, 1996 and 1995, respectively.

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

For the three months ended March 31, 1996, the Partnership reported losses from its trading activities, including both net realized trading gains and the change in net unrealized trading loss of $(36,664), as compared with profits from trading activities of $ 218,870 for the three months ended March 31, 1995. The decreased revenues are primarily attributable to losses on foreign futures relating to currency and other financial instruments.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average Treasury Bill rate, for funds held by the General Partner. The Partnership realized $ 7,778 and $8,754 in interest income from this investment during the three months ended March 31, 1996 and 1995, respectively. The decrease in interest income experienced by the Partnership for the three months ended March 31, 1996, as compared with the same period ended March 31, 1995, was due to the a decrease in funds available for trading. Total expenses for the three months ended March 31, 1996, were $39,222 as compared to $65,996 for the three months ended March 31, 1995. The three months ended March 31, 1996, exhibited a $17,102 decrease in brokerage commissions and fees due to lower overall trading volume.

The Partnership experienced a net loss of $68,108, or $60.77 per limited partner unit, for the three months ended March 31, 1996, as compared to a net profit of $161,628, or $111.49 per limited partner unit for the three months ended March 31, 1995. These losses are due primarily to the unprofitable results of closed positions in foreign future contracts. The General Partner is unable to predict whether the Partnership will experience net trading gains or whether it will generate net losses in the future.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Partnership is not aware of any pending legal proceedings to which it is a party or to which any of its assets are subject.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K


        a. Exhibits

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended March 31, 1996.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 1996

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