Form 10QSB
period 1996-06-30
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1996-08-22
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                          ---------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

               For the quarterly period ended June 30, 1996

                        Commission File Number 33-21663


                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
          -----------------------------------------------------------
          (Name of small business issuer as specified in its charter)

           Illinois                                         36-3570836
- -------------------------------                        --------------------
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

         YES:    X                  NO: ____

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of June 30, 1996               3

         Statements of Operations for the quarters ended June 30,
                  1996, and June 30, 1995                                   4

         Statements of Operations for the six months ended June 30,
                  1996, and June 30, 1995                                   5

         Statement of Changes in Partnership Capital for the six months
                  ended June 30, 1996, and June 30, 1995                    6

         Notes to Financial Statements                                      7

No Statement of Cash Flows is presented because the information required by a Statement of Cash Flows is not material to an understanding of the Partnership's operations.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF June 30, 1996


                                    Assets
                                    ------
Equity in commodity trading accounts:
       Money balance                                                $  825,235
       Net unrealized gain on open commodity interests                  31,962
                                                                    ----------
Total equity in commodity trading accounts                             857,197
Other Assets                                                             4,810
                                                                    ----------

Total Assets                                                        $  862,007
                                                                    ==========
                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

Redemptions payable (Note F)                                            15,538
Accrued brokerage commissions and fees                                  31,988
Accrued professional fees and other liabilities                         31,000
                                                                     ---------

Total Liabilities                                                       78,526
                                                                     ---------

PARTNERS' CAPITAL (Note E):
       Limited partners 1,064.344 units outstanding                    689,069
       General partner, 100 units outstanding                           94,412
                                                                     ---------

Total Partners' Capital                                                783,481
                                                                     ---------

Total Liabilities and Partners' Capital                              $ 862,007
                                                                     =========

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                      JUNE 30, 1996, AND JUNE 30, 1995

                                                    1996              1995
                                                    ----              ----
REVENUES:
       Net realized trading gain                  $   2,932      $   627,584
       Change in net unrealized trading loss         21,627         (140,162)
       Interest income (Note C)                       7,384           11,058
                                                  ---------        ---------
Total Revenues                                    $  31,943       $  498,480

EXPENSES:
       Brokerage commissions and fees
         (Notes B and C)                          $   9,460        $  35,659
       Incentive fees (Note D)                        1,337          127,690
       Professional fees and other                   29,500           35,699
                                                  ---------        ---------
Total Expenses                                       40,297          199,048
                                                  ---------        ---------
Net Income (Loss)                                 $(  8,354)       $ 299,432
                                                  =========        =========

Net income (loss) per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                 $ (   .84)       $    29.94
Limited Partner Class (1095.111 Units,
  1447.922 Units, respectively)                   $ (  7.55)       $   206.80

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE SIX MONTHS ENDED
                      JUNE 30, 1996, AND JUNE 30, 1995

                                                    1996              1995
                                                    ----              ----
REVENUES:
       Net realized trading gain                  $  51,396      $   797,522
       Change in net unrealized trading loss        (63,501)        ( 91,230)
       Interest income (Note C)                      15,162           19,812
                                                  ---------        ---------
Total Revenues                                    $   3,057       $  726,104

EXPENSES:
       Brokerage commissions and fees
         (Notes B and C)                          $  21,642        $  64,943
       Incentive fees (Note D)                        4,379          140,451
       Professional fees and other                   53,498           59,650
                                                  ---------        ---------
Total Expenses                                       79,519          265,044
                                                  ---------        ---------
Net Income (Loss)                                 $ (76,462)       $ 461,060
                                                  =========        =========

Net income (loss) per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                 $ (  7.65)       $    46.11
Limited Partner Class (1102.312 Units,
  1491.564 Units, respectively)                   $ ( 68.67)       $   309.11

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
           FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND JUNE 30, 1995

                         Limited Partners                                 General Partner
                         ----------------------------------------         -------------------------------------
                                                        Net Asset                                     Net Asset
                                                          Value                                         Value           Total
                         Units          Capital          Per Unit          Units        Capital        Per Unit        Capital
                         -----          -------          --------          -----        -------        --------        -------
Partners' Capital
December 31, 1994      1,473.776       $1,013,596        $  687.75        100.000       $ 94,466        $ 944.66       $1,108,062
                                                         =========                                     =========
Net Profit                                456,449                                          4,611                          461,060

Redemptions              201.011         (171,136)                              0              0                         (171,136)
                       ---------       ----------                         -------       --------                        =========
Partners' Capital,
June 30, 1995          1,272.765       $1,298,909        $1,020.54        100.000       $ 99,077       $  990.77       $1,397,986
                       =========       ==========        =========        =======       ========       =========       ==========
Partners' Capital
December 31, 1995      1,111.807       $  795,475        $  715.48        100.000       $ 95,177       $  951.77       $  890,652

Net Loss                                  (75,697)                                          (765)                         (76,462)

Redemptions               47.463          (30,709)                              0              0                          (30,709)

Partners' Capital
June 30, 1996          1,064.344       $  689,069        $  647.41        100.000       $ 94,412       $  944.12       $  783,481
                       =========       ==========        =========        =======       ========       =========       ==========

       The accompanying notes are an integral part of these statements.

                       NOTES TO FINANCIAL STATEMENTS

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A            ORGANIZATION OF BUSINESS

Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through speculative trading of commodity futures, forward and options contracts, and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of June 30, 1996, the CTAs with effective advisory agreements with the Partnership were as follows: EMC Capital

Management, Inc. and Loran Futures, Inc. The General Partner of the partnership is Vision Limited Partnership (the "General Partner"). The General Partner must maintain a net worth equal to the lesser of one million dollars or 10% of the aggregate initial capital contributions to the Partnership by the limited partners.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using month end exchange rates and included in the accompanying statements of operations. As of June 30, 1996, the Partnership held assets denominated in foreign currencies equal to US $192,607.

NOTES TO FINANCIAL STATEMENTS

Brokerage Commissions and Fees

These expenses represent all brokerage commissions and exchange, National Futures Association, and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

NOTE C            RELATED PARTY TRANSACTIONS

Interest Income

The Partnership and the General Partner receive 70% and 20%, respectively, of the "Overnight Interest" on the Partnership's cash on deposit with the clearing brokers not committed as margin. The clearing broker receives all remaining Overnight Interest. Lind-Waldock has agreed to pay interest at a rate equal to the "Overnight Repurchase Rate". During the six-month period ended June
30, 1996 and 1995, the General Partner received interest in the amount of $4,332 and $3,275, respectively.

The General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate. For the six-month period ended June 30, 1996 and 1995, the Partnership received from the General Partner $ 1,303 and $ 6,653 in interest income, respectively.

Brokerage Commissions and Fees

The General Partner receives directly from the primary clearing broker, Lind-Waldock & Co., all brokerage commissions in excess of brokerage commissions paid to the clearing brokers and the trailing commission paid to all non-affiliated selling agents ("Excess Brokerage Commissions"), which payment is in lieu of a management fee. For the six month period ended June
31, 1996 and 1995, the General Partner received $    and  $32,978 in Excess
Brokerage Commissions, respectively.

NOTES TO FINANCIAL STATEMENTS

NOTE D            INCENTIVE FEES

The Partnership pays incentive fees to its CTAs. The incentive fees are calculated and paid at either the end of each month or the end of each quarter, in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the General Partner and the respective CTAs. If any incentive fee is paid by the Partnership to the CTAs on account of new trading profits, and the net asset value of the Partnership account thereafter declines for any subsequent month or quarter, the CTAs are entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to the CTAs until the Partnership recoups its losses and experiences new trading profits. The Partnership paid $4,379 and $140,451 in incentive fees during the six-month period ended June 30, 1996 and 1995, respectively.

NOTE E            ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING

The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners.

NOTE F            REDEMPTIONS


A limited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of the month. Redemption value is at the month-end net asset value less unamortized organization costs per unit. As of June 30, 1996, the redemption value per partnership unit was $647.

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

The Limited Partners may redeem their Units as of the last day of the month upon written notice to the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may declare. Units representing $ 30,709 and $ 171,136 were redeemed during the six months ended June 30, 1996 and 1995, respectively.

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

For the six months ended June 30, 1996, the Partnership reported losses from its trading activities, including both net realized trading gains and the change in net unrealized trading loss of $(12,105), as compared with profits from trading activities of $ 706,292 for the six months ended June 30, 1995. The decreased revenues are primarily attributable to losses on foreign futures relating to currency and other financial instruments.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations


Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average Treasury Bill rate, for funds held by the General Partner. The Partnership realized $ 15,162 and $ 19,812 in interest income from this investment during the six months ended
June 30, 1996 and 1995, respectively. The decrease in interest income experienced by the Partnership for the six months ended June 30, 1996, as compared with the same period ended June 30, 1995, was due to the a decrease in funds available for trading. Total expenses for the six months ended June 30, 1996, were $ 79,519 as compared to $ 265,044 for the six months ended June 30, 1995. The six months ended June
30, 1996, exhibited a $ 43,301 decrease in brokerage commissions and fees due to lower overall trading volume.

The Partnership experienced a net loss of $ 76,462, or $68.67 per limited partner unit, for the six months ended June 30, 1996, as compared to a net profit of $ 461,060, or $309.11 per limited partner unit for the six months ended June 30, 1995. These losses are due primarily to the unprofitable results of closed positions in foreign future contracts. The General Partner is unable to predict whether the Partnership will experience net trading gains or whether it will generate net losses in the future.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K



        a. Exhibits

        b. Reports on Form 8-K

        There were no reports on Form 8-K filed by the Partnership during the quarter ended June 30, 1996.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 20, 1996

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