Form 10KSB40
period 1996-12-31
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1997-04-08
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
                                -------------

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1996          Commission File Number 33-21663

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                (Name of small business issuer in its charter)

Illinois                                                              36-3570836
---------                                                             ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Whitehall Street, 15th Floor, New York, New York  10004
-----------------------------------------------------------
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:  (212) 859-0200

Securities registered pursuant to Section 12(b) of the Act:

None                                                                        None
----                                                                        ----
Title of each class                    Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:                 None
                                                                            ----
                                                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES:  X      NO: ____

Check if there is no disclosure of delinquent filers pursuant in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year:  $56,549

State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which such interests were sold, or the average bid and asked prices, as of a specified date within the 60 days prior to December 31, 1996: N/A - No Market.

                                    PART I

ITEM I. DESCRIPTION OF BUSINESS

A.   Business Development

     Super Fund Preferred Limited Partnership (the "Partnership") was organized on March 28, 1988, under the Illinois Uniform Limited Partnership Act to engage in the speculative trading of commodity interests as a commodity pool. A public offering registered on Form S-1 commenced under a Prospectus dated June 30, 1988, as amended September 27, 1988, December 6, 1988, and January 31, 1989, which offering terminated on September 30, 1989. The Partnership commenced trading on November 8, 1988.

     Vision Limited Partnership, an Illinois limited partnership, is the sole general partner of the Partnership (the "General Partner" or "Vision"). The General Partner was formed on January 12, 1988, and capitalized by a limited public offering under Regulation D of the Securities Act of 1933 to act as sponsor of one or more investment limited partnerships, including commodity pools and equipment leasing programs, and to act as a futures commission merchant. The General Partner has contributed $100,000 to the capital of the Partnership, as required by the Agreement of Limited Partnership (the "Partnership Agreement").

     The officers of the General Partner's general partner, Vision Capital Management, Inc. (see Item IX below), provide certain services at no additional cost to the Partnership. Vision Capital Management, Inc. is referred to herein as "Vision Capital."

B.   Business of the Issuer

     Principal Products and Services of Their Markets:

     At the beginning of the year ended December 31, 1996, the Partnership had advisory agreements with two CTAs. The General Partner took no actions regarding addition or termination of advisors.

     The Partnership's advisors are as follows:

     1. EMC Capital Management, Inc. ("EMC") is an Illinois corporation, registered with the Commodity Futures Trading Commission (the "CFTC") as a CTA and a member of the National Futures Association ("NFA").
           Ms Elizabeth Cheval is the President and sole principal of EMC.

           EMC's trading systems are purely technical in nature, based upon the analysis of patterns of price fluctuations over certain periods of time. The systems do not rely upon the analysis of fundamental factors such as crop prospects, supply and demand, and so forth. The systems are strictly trend-following; trade initiations and liquidations are in the
           direction of the trend. EMC takes every trade indicated by its systems in every market traded, although certain trades in short-term markets will not be indicated by the system and will, therefore, not be taken. The program emphasizes diversification and uses what are believed to be optimal stop-losses for each trade.

     2. Loran Futures, Inc. ("Loran") is an Illinois corporation registered with the CFTC as a CTA and member of the NFA. The principals of Loran are John A. Marshall, Dottie Marshall, John W. Marshall, G. Peter Saurbier, J. G. Oldfin, and Rose Mary Mallos.

           Loran's trading method is basically a trend following system that utilizes a unique quantitative approach, supplemented with strong pattern recognition considerations.

     The General Partner designates a partnership trading account (a "Designated Trading Account") at either Lind Waldock ("Lind") or Vision to each CTA with whom it has entered into an advisory agreement and allocates a portion of the Partnership's funds to each such Designated Trading Account. Each CTA is an independent controller of the account designated to it and trades the account, subject to the Partnership's trading policies, using its independent judgment. The General Partner can reallocate the Partnership's funds between and among the Designated Trading Accounts as it deems advisable to reflect, among other things, performance.

     Each CTA receives as its sole compensation an incentive fee based on its individual performance, calculated and paid at either the end of each month or the end of each quarter, in an amounts equal to 25% of the CTA's new trading profits, if any, as defined by the advisory agreement between the Partnership and such CTA. The independent nature of the Designated Trading Accounts may result in one or more of the CTAs receiving an incentive fee when the overall account of the Partnership has not been profitable. In addition, if after an incentive fee is paid to a CTA on account of new trading profits, the net asset value of that Designated Trading Account declines for any subsequent month or quarter, as the case may be, the CTA is nonetheless entitled to retain such fees previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to a CTA until the Partnership recoups its losses in that Designated Trading Account and experiences new trading profits. The Partnership incurred approximately $11,585 and $140,299 in incentive fees to its CTAs for the years ended December 31, 1996 and 1995, respectively. The General Partner attributes the $128,714 decrease in incentive fees from 1995 to 1996 primarily to unprofitable results during 1996.

     The Partnership has entered into agreements with Lind and Vision to act as clearing broker, pursuant to which the Partnership pays a brokerage commission on a monthly basis consisting of all exchange, clearing, floor brokerage, and NFA fees attributable to trading by the CTAs on behalf of the Partnership. For the years ended December 31, 1996 and 1995, the Partnership incurred approximately $31,660 and $102,319 in aggregate brokerage commissions, respectively.

     As noted, out of these funds, the clearing firm retains a clearing commission consisting of all exchange, clearing, floor brokerage, and NFA fees attributable to trading by the CTAs on behalf of the Partnership and up to $10.00 per round turn trade as compensation in exchange for its clearing services; trail commissions are paid to all non-affiliated selling agents, and the remainder is paid over to the General Partner as a trail commission in lieu of management fees.

     In the years ended December 31, 1996 and 1995, the General Partner received approximately $22,300 and $57,400 in trail commissions, respectively. The General partner attributes the decrease in the aggregate amount of such commissions paid to the General Partner primarily to decreased trading activity.

     Number of Employees:

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

ITEM II. DESCRIPTION OF PROPERTY

The Partnership does not own or lease any physical properties.

ITEM III. LEGAL PROCEEDINGS

The Partnership is not aware of any pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM IV.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 1996.

                                    PART II

ITEM V. MARKET FOR ISSUER'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

A.   Market Information

     Although the Partnership's securities were registered with the Securities and Exchange Commission pursuant to a registration on Form S-1, there is no established public market for the Partnership's securities ("Units"). There are no outstanding options or warrants to purchase, or other securities convertible into, Units.

     The Units are valued and can be redeemed on the last business day of each calendar month after complying with certain notice provisions. Redemption of rights may be limited or delayed if the Partnership cannot accurately value or liquidate its assets.

B.   Holders

     Holders of record of Units at December 31, 1996:

               General Partners      1
               Limited Partners     86

C.   Dividends

     The Partnership Agreement does not provide for regular or periodic dividends or distributions of any kind, and gives the General Partner sole discretion as to distributions. No dividends or distributions were made to the limited partners in the years ended December 31, 1996, or 1995, and none are presently anticipated.

ITEM VI. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's capital consists of capital contributions of the partners as increased or decreased by gains or losses on commodity interest trading, interest income, expenses, and redemptions of Units and distributions of profits, if any. Commodity trading is highly leveraged and speculative. Therefore, gains and losses on such trading are not predictable with any level of reliability. Much of the market movement in commodities is based upon fundamental and technical factors which the trading advisors may not be able to identify and are not subject to the control of the Partnership.

Units of Limited Partnership interest were offered and sold through May 31, 1989. As of the date of this report, the General Partner is not contemplating the issue of additional Units.

The General Partner may make distributions of profits, if profits are substantial and certain Net Asset Value levels are achieved. However, no distributions have been made since the Partnership's inception.

The Limited Partners may redeem their Units as of the last day of the month upon written notice of the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may declare. Units representing $74,320 and $288,465 were redeemed during the years ended December 31, 1996 and 1995, respectively.

The General Partner believes the Partnership will continue to meet both its long-term and short-term cash requirements for operating expenses and unit redemptions from the cash generated by operations and, if necessary, from withdrawals of funds from the Trading Advisors' Designated Trading Accounts.

For the year ended December 31, 1996, the Partnership reported revenues from its trading activities, including both net realized trading gain/loss and the change in net unrealized trading of $25,361 as compared with revenues from trading activities of $383,252 for the year ended December 31, 1995. The General Partner believes that the commodity markets in 1996 exhibited more short-term trendless characteristics causing the Partnership to experience a decrease in its net asset value. Unprofitable results can be attributed to trading in financials and stock index instruments.

Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average treasury bill rate, for funds held by Vision. The Partnership realized $31,188 and $39,070 in interest income from this investment during the years ended December 31, 1996 and 1995, respectively. The decrease in interest income experienced by the Partnership from 1995 to 1996 was due to a decline in net assets.

Total expenses for the year ended December 31, 1996, were $128,818 compared to $351,267 for the year ended December 31, 1995. The year ended December 31, 1996, exhibited a $199,373 decrease in trading costs and fees due to a decrease in incentive fees and brokerage commissions. This reduction was offset by a decrease in trading revenues of ($357,891) from 1995 to 1996.

The Partnership experienced a net loss of ($72,269), or ($61.93), per partner unit (($67.06) per limited partner unit), for the year ended December 31, 1996, as compared to the profit of $71,055 or $50.89 per partner unit ($54.27 per limited partner unit), for the year ended December 31, 1995. As a result of the net loss experienced in 1996, the net asset value per limited partner unit decreased from $715 at December 31,1995, to $654 per unit at December 31, 1996. These losses are due primarily to the unprofitability of the CTA trading. The General Partner is unable to predict whether the Partnership will experience net trading income or whether it will generate net losses in the future.

ITEM VII.  FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                           8

Financial Statements

       Statements of Financial Condition                                     9

       Statements of Operations and Special Allocation                      10

       Statement of Changes in Partners' Capital                            11

       Notes to Financial Statements                                       12-19

                          REPORT OF INDEPENDENT CERTIFIED
                                PUBLIC ACCOUNTANTS

To the Partners of
  Super Fund Preferred Limited Partnership

We have audited the accompanying statements of financial condition of Super Fund Preferred Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations and special allocation and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Fund Preferred Limited Partnership as of December 31, 1996 and 1995, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

New York, New York
January 27, 1997

                     Super Fund Preferred Limited Partnership

                         STATEMENTS OF FINANCIAL CONDITION

                                   December 31,

                 ASSETS
                                                                        1996                      1995
                                                                        ----                      ----
Equity in commodity futures trading accounts:
Money balance                                                       $772,468                 $ 878,385
Net unrealized gain on open commodity contracts                       20,896                    96,731
                                                                    --------                 ---------
Total equity in commodity futures trading accounts                   793,364                   975,116

Due from broker (Note C)                                               1,942                     1,326
Other                                                                  2,080                     1,728
                                                                    --------                  --------
                                                                    $797,386                  $978,170
                                                                    ========                  ========
           LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Redemptions payable (Note F)                                        $  8,957                  $ 23,934
Incentive fees payable (Note D)                                           11                     1,657
Accrued brokerage commissions and fees
(Notes B and C)                                                       21,855                    25,627
Accrued professional fees and other                                   22,500                    36,300
                                                                    --------                  --------
                                                                      53,323                    87,518
                                                                    --------                  --------
Partners' capital (Note E)
Limited Partners, 993.674 and 1,111.807 units
outstanding as of December 31, 1996 and 1995,
    respectively                                                     649,609                   795,475
General Partner, 100.000 units outstanding as of
    December 31, 1996 and 1995                                        94,454                    95,177
                                                                    --------                  --------
                                                                     744,063                   890,652
                                                                    --------                  --------
                                                                    $797,386                  $978,170
                                                                    ========                  ========

                                      9

The accompanying notes are an integral part of these statements.

                   Super Fund Preferred Limited Partnership

               STATEMENTS OF OPERATIONS AND SPECIAL ALLOCATION

                           Year ended December 31,


                                                                                                1996           1995
                                                                                                ----           ----
Revenues
Net realized trading gain                                                                   $101,196       $536,687
Change in net unrealized trading gain                                                        (75,835)      (153,435)
Interest income (Note C)                                                                      31,188         39,070
                                                                                           ---------       --------
                                                                                              56,549        422,322
                                                                                           ---------       --------
Expenses
Brokerage commissions and fees (Notes B and C)                                                31,660        102,319
Incentive fees (Note D)                                                                       11,585        140,299
Professional fees and other                                                                   85,573        108,649
                                                                                           ---------       --------
                                                                                             128,818        351,267
                                                                                           ---------       --------
NET INCOME (LOSS)                                                                            (72,269)        71,055

Less special allocation to the General Partner (Note E)                                        5,023            -
                                                                                           ---------       --------
Net income (loss) available for pro rata distribution
  to all partners                                                                          $ (77,292)      $ 71,055
                                                                                           =========       ========

Net income (loss) per unit based on the daily weighted average number of units outstanding,

             1,166.921 in 1996 and 1,396.201 in 1995                                      $   (61.93)      $  50.89
                                                                                          ==========       ========
Net income (loss) per limited partner unit based on the
daily weighted average number of limited partner units
outstanding, 1,066.921 in 1996 and 1,296.201 in 1995                                      $   (67.06)      $  54.27
                                                                                           ==========      ========



The accompanying notes are an integral part of these statements.


                   Super Fund Preferred Limited Partnership

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Years ended December 31, 1996 and 1995


                                          Limited Partners                         General Partner
                                          ----------------                 Net     ---------------                Net
                                                                         asset                                 assets
                                                                         value                                  value     Total
                                          Units        Capital        per unit     Units       Capital       per unit     capital
                                          --------     --------       --------     -------     ---------     ---------    -------
Partners' capital at January 1, 1995      1,473.776    $1,013,596     $687.75      100.000     $94,466       $944.66     $1,108,062
                                                                      =======                                =======
Allocation of net income
Special allocation (Note E)
Pro rata allocation (Note E)                               70,344                                  711                       71,055
Redemptions                                (361.969)     (288,465)                    -           -                        (288,465)
                                          ---------    ----------                  -------     -------                     --------

Partners' capital at December 31, 1995    1,111.807       795,475     $715.48      100.000      95,177       $951.77        890,652
                                                                      =======                                =======
Allocation of net loss
Special allocation (Note E)                                                                      5,023                        5,023
Pro rata allocation (Note E)                              (71,546)                              (5,746)                     (77,292)
Redemptions                                (118.133)      (74,320)                    -             -                       (74,320)
                                          ---------    ----------                  -------     -------                     --------

Partners' capital at December 31, 1996      993.674    $  649,609     $653.74      100.000     $94,454       $944.54       $ 744,063
                                          =========    ==========     =======      =======     =======       =======       =========


The accompanying notes are an integral part of this statement.

                   Super Fund Preferred Limited Partnership

                        NOTES TO FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

NOTE A - ORGANIZATION OF BUSINESS

     Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through the speculative trading of commodity futures, forwards and options contracts and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of December 31, 1996 and 1995, CTAs with effective advisory agreements were EMC Capital Management Inc. and Loran Futures, Inc. The general partner of the Partnership is Vision Limited Partnership (the "General Partner"). The General Partner is a futures commission merchant and commodity pool operator, registered with the Commodity Futures Trading Commission ("CFTC"). The General Partner is required by the partnership agreement to maintain a net worth of $1,000,000, which it has throughout the year.

     The clearing broker of the Partnership is Lind-Waldock & Company ("Lind-Waldock"). The General Partner acts as introducing broker for the Partnership.

     The Partnership is currently closed to new subscriptions and will be dissolved upon the earlier to occur of December 31, 2008, a decline in the Net Asset Value per unit to less than $500 or under certain other circumstances as defined in the Partnership Agreement.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Revenue Recognition

         Futures, forwards and option contracts are recorded on the trade date and open contracts are reflected in the financial statements at their fair value. Fair values of futures and option contracts are based upon exchange settlement prices. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss.

     2.  Foreign Currency Translation

         Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using month-end exchange rates and are included in the accompanying statements of operations.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE B (continued)

     3.  Brokerage Commissions and Fees

         These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

     4.  Use of Estimates in Financial Statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C - RELATED PARTY TRANSACTIONS

     1.  Interest Income

         For investment accounts held directly with the clearing broker, the Partnership and the General Partner receive 70% and 20%, respectively, of the overnight interest at the overnight repurchase rate on the Partnership's cash on deposit with the clearing broker that is not committed as margin. For the years ended December 31, 1996 and 1995, the General Partner has received approximately $1,900 and $3,500, respectively, in interest income on these deposits.

         For investment accounts held directly with the General Partner, the General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate, on cash on deposit that is not committed as margin. For the years ended December 31, 1996 and 1995, the Partnership received from the General Partner approximately $16,300 and $13,200, respectively, as interest income, on these deposits.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE C (continued)

     2.  Brokerage Commissions

         The General Partner receives directly from the clearing broker a portion of the brokerage commissions in lieu of a management fee. For trading accounts maintained by the General Partner, 100% of commissions are retained by the General Partner. For the years ended December 31, 1996 and 1995, the General Partner received commissions of approximately $22,300 and $57,400, respectively.

     3.  Due to/from Broker

         The Partnership maintains an operating account with the General Partner. The balance in the account as of December 31, 1996 and 1995 is reflected in the statements of financial condition as "Due from Broker."

NOTE D - INCENTIVE FEES

     The Partnership pays incentive fees to its CTAs. The incentive fee is calculated and paid at the end of each month in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the Partnership, the General Partner and the respective CTAs (the "Agreement"). If any incentive fee is paid by the Partnership to the CTAs on new trading profits, and the net asset value of the Partnership's account thereafter declines for any subsequent month, the CTAs are entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits shall be paid to the CTAs until the Partnership recoups its losses and earns new trading profits.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE E - ALLOCATION OF PROFIT AND LOSS FOR
           PARTNERSHIP ACCOUNTING

     The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners. Among the limited partners the profit and loss is allocated to each limited partner in the ratio that the balance of such limited partner's capital account bears to the total balance of all limited partner's capital accounts. To the extent that the ratio of the General Partner's capital account to the capital accounts of all partners is greater or lesser than 1%, the General Partner is given a special allocation to bring its total allocation to 1% of total profits and losses of the Partnership.

NOTE F - REDEMPTIONS

     A limited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of such month. Redemption value is the month-end net asset value per unit. As of December 31, 1996 and 1995, redemption value per limited partnership unit was $653.74 and $715.48, respectively.

NOTE G - OPERATING EXPENSES

     The Partnership bears all expenses incurred in connection with its activities. These expenses include brokerage commissions and fees, incentive fees and periodic legal, accounting and tax return preparation and filing fees.

NOTE H - INCOME TAXES

     No provision for income taxes has been made in the accompanying financial statements. Partners are responsible for reporting income or loss based upon their respective share of revenues and expenses of the Partnership as reported for income tax purposes.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE I - OFF-BALANCE SHEET RISK AND FAIR VALUE OF
           DERIVATIVE FINANCIAL INSTRUMENTS

     The Partnership trades futures, options and forward contracts which derive their value from the fair values of financial instruments, stock indices, commodities, energy and metals. The Partnership's revenues by each of these reporting categories for the years ended December 31, 1996 and 1995 are as follows:

                                                           1996                                     1995
                                               ----------------------------              ----------------------------
                                               Realized          Unrealized              Realized          Unrealized
                                               --------          ----------              --------          ----------

         Financial instruments                 $127,545           $(40,402)              $714,112          $  (68,869)
         Stock indices                          (22,648)             2,543                 94,808               2,319
         Commodities                            (13,190)           (14,433)              (212,690)            (83,088)
         Energy                                  31,593            (39,819)                14,944              39,070
         Metals                                 (22,104)            16,276                (74,487)            (42,867)
                                               --------           --------               --------           ---------
                                               $101,196           $(75,835)              $536,687           $(153,435)
                                               ========           ========               ========           =========

     Market and Credit Risk

     The Partnership trades derivative financial instruments which involve varying degrees of off-balance sheet market and credit risk as the values of contracts traded may change or counterparties may be unable to perform under the terms of these contracts.

     The values of the Partnership's open positions are subject to change due to the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities. These changes may result in cash settlements in excess of the amounts recognized in the statement of financial condition. The Partnership's exposure to market risk is directly influenced by a number of factors, including the volatility and liquidity of the markets in which the financial instruments are traded.

     The Partnership has credit risk because the sole counterparties with respect to all of the Partnership's assets are the General Partner and Lind-Waldock. Lind-Waldock and the General Partner, as registered futures commission merchants, are required by the regulations of the CFTC to separately account for and segregate all assets belonging to the Partnership for the domestic trading of futures and options and are prohibited from commingling these assets with their own.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE I (continued)

     The Partnership's assets held in such segregated trading accounts were $592,535 and $737,688 at December 31, 1996 and 1995, respectively. In addition, Partnership assets in the amounts of $200,828 and $230,086 as of December 31, 1996 and 1995, respectively, were secured or set aside by Lind-Waldock for foreign trading purposes as required by Part 30.7 of the CFTC's regulations.

     The General Partner has procedures in place to control market risk,

     although there can be no assurance that they will, in fact, succeed in doing so. The procedures include monitoring the trading activity of the CTAs, daily review of the Partnership's open positions to insure that investments are diversified and weekly calculation of the Partnership's Net Asset Value to monitor trading performance. While the General Partner will, itself, not intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the CTAs to close out positions, or itself reallocate Partnership assets among CTAs. However, such interventions are unusual and the General Partner's basic control procedures consist simply of the ongoing process of CTA selection and monitoring, with market risk controls being applied by the CTAs themselves. To control credit risk, the Partnership monitors the creditworthiness of its counterparties and, if necessary, reduces its exposure to them.

     The contract values of the Partnership's open positions as of December 31, 1996 and 1995 were as follows:

                                 1996                                          1995
                                 ----                                          ----
                                 Commitments to           Commitments to       Commitments to        Commitments to sell
                                 purchase (futures,       sell (futures,       purchase (futures,    (futures, options and
                                 options and              options and          options and           forwards)
                                 forwards)                forwards)            forwards)             ---------
                                 ---------                ---------            ---------
       Financial
       instruments               $4,895,833               $  784,464           $7,038,614            $1,676,137
       Stock indices                      -                   83,600               95,981                     -
       Commodities                   81,413                  191,168              334,182                88,693
       Energy                        60,018                        -              823,976                     -
       Metals                       312,183                  536,946              252,370               324,535
                                 ----------               ----------           ----------            ----------
                                 $5,349,447               $1,596,178           $8,545,123            $2,089,365
                                 ==========               ==========           ==========            ==========

     All futures and options contracts held at December 31, 1996 and 1995 expire within one year.

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE I (continued)


     Contract amounts represent the Partnership's potential involvement in the particular class of contract that would exist if it were to take or make delivery of all of the underlying quantities of the futures, forward and option contracts. It is not the credit risk associated with counterparty nonperformance. The credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain (fair value), if any, included in the statements of financial condition.

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange, whereas in over-the-counter transactions, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets. In 1995 it was believed that some of the Partnership's forward trading constituted over-the-counter transactions, however, all of the Partnership's transactions are conducted on organized exchanges.

     Fair Value

     The derivative financial instruments used in the Partnership's trading activities are marked to market daily, resulting in unrealized gains or losses which represent the contracts' fair value and are recorded in the statements of financial condition. The related changes in fair value are reflected as income or loss in trading revenues.

     At December 31, 1996 and 1995, the fair value of derivative financial instruments are presented below. Assets represent unrealized gains and liabilities, unrealized losses.

                                         December 31, 1996                       December 31, 1995
                                         -----------------------------------     -------------------------------
                                           Assets              Liabilities         Assets           Liabilities
                                           ------              -----------         ------           -----------
       Financial
       instruments                       $10,403                $ 3,889            $ 59,066            $12,150
       Stock indices                       4,862                      -               2,319                  -
       Commodities                         3,994                  1,198              17,229                  -
       Energy                                600                    549              39,870                  -
       Metals                             17,181                 10,508                   -              9,603
                                         -------                -------            --------             ------
                                         $37,040                $16,144            $118,484             $21,753
                                         =======                =======            ========             =======

                   Super Fund Preferred Limited Partnership

                          December 31, 1996 and 1995

NOTE I (continued)

     A portion of the amounts indicated as off-balance sheet market risk is due to offsetting commitments to purchase and to sell the same instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until settlement date.

     The following table presents the average fair values of derivative financial instruments for the years ended December 31, 1996 and 1995.

                                                  1996                         1995
                                         ----------------------       -----------------------
                                          Assets    Liabilities        Assets     Liabilities
                                          ------    -----------       --------    -----------
       Financial
       instruments                       $30,246      $ 1,718         $117,737    $  5,494
       Stock indices                       1,471          367           25,043       1,774
       Commodities                         5,827          843           12,636       2,307
       Energy                              2,245          864            8,781       2,072
       Metals                             21,786       22,227            4,156      21,208
                                         -------      -------         --------    --------
                                         $61,575      $26,019         $168,353     $32,855
                                         =======      =======         ========     =======

                                      19

     ITEM VIII. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

     ITEM IX. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A.   Directors, Executive Officers, Promoters, and Control Persons

     The registrant has neither officers nor directors, nor does the General Partner. The following are the directors and officers of Vision Capital

     Management, Inc. ("Vision Capital"), the General Partner's general partner. Robert M. Boshnack. Mr. Boshnack, age 49, is President, Chief Executive Officer, a director, and a principal shareholder of Vision Capital. He is a graduate of Queens College of New York with a Bachelors Degree 1969)and a Masters Degree (1971) in Education and History. On June 12, 1984, Mr.Boshnack founded and has since that time been President, sole shareholder, and sole director of SFFG, a New York corporation engaged in various commodity activities, including acting as a general partner in commodity pool limited partnerships and introducing managed and discount accounts.

     Howard M. Rothman. Mr. Rothman, age 35, is Executive Vice President, Secretary, Chief Operating Officer, a director and a principal shareholder of Vision Capital. He graduated in June 1983 from New York University with a Bachelors Degree in Accounting and Finance. Since December 1986, he has been Executive Vice President of SFFG and from January 1985 to December 1986 he was Vice President of Managed Account Programs of SFFG. On January 9, 1990, Mr. Rothman was elected to a three-year term on the Board of Directors of the National Futures Association, representing the independent introducing broker category and was re-elected in 1996.

     Selma Breen. Ms Breen, age 65, is Senior Vice President and a director of Vision Capital. She has been the Vice President of Administration for
     SFFG from January 1985 to the present. From July 1980 to January 1985, she was employed by the New York branch office of Rouse Woodstock, Inc. as the Office Manager and was also associated with Justlee Management, Inc. in New York.

     B.   Compliance with Section 16(a) of the Exchange Act

          Not applicable.

     ITEM X. EXECUTIVE COMPENSATION

     The Partnership has no executive or other employees but receives such services from officers and employees of Vision Capital.

     The General Partner receives certain trailing commissions from net brokerage commissions, which totaled approximately $22,300 and $57,400 for the years ended December 31, 1996 and 1995, respectively. The General Partner also receives 20% of the interest earned on the Partnership's cash on deposit with the clearing broker not committed as margin, which totaled approximately $1,900 and $3,500 for the years ended December 31, 1996 and 1995, respectively.

     ITEM XI. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A.   Certain Beneficial Owners as of December 31, 1996

     The Partnership is not aware of any person or group which owns beneficially more than 5% of the Units.

     B.   Securities Owned by Management as of December 31, 1996

          The General Partner manages the Partnership's affairs, and it presently owns 100 Units of General Partner interest as an investment with no plan to resell or otherwise distribute.

     C.   Changes in Control

          None.

     ITEM XII. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner received indirectly from the Partnership trail commissions aggregating approximately $22,300 and interest of approximately $1,900 during the year ended December 31, 1996. The method for determining such trail commissions and interest is discussed in Items 1 and 10 above.

     ITEM XIII. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          None

     B.   Reports on Form 8-K

          There were no reports on Form 8-K filed by the Partnership during the fourth quarter of the fiscal year ended December 31, 1996.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     Date:  March 31, 1997

     SUPER FUND PREFERRED LIMITED PARTNERSHIP, REGISTRANT

     By:    VISION LIMITED PARTNERSHIP, GENERAL PARTNER

     By:    VISION CAPITAL MANAGEMENT, INC., GENERAL PARTNER


     By: /s/ ROBERT BOSHNACK
         ---------------------
         ROBERT BOSHNACK
         PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR

     By: /s/ HOWARD ROTHMAN
         ---------------------
         HOWARD ROTHMAN
         EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
         SECRETARY, AND DIRECTOR

     By: /s/ SELMA BREEN
         ---------------------
         SELMA BREEN
         SENIOR VICE PRESIDENT AND DIRECTOR

     By: /s/ ERIC GAFFIN
         ---------------------
         ERIC GAFFIN
         ACTING CONTROLLER