Form 10QSB
period 1997-03-31
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1997-07-01
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                          ---------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

               For the quarterly period ended March 31, 1997

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

         YES:    X                  NO: ____

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of March 31, 1997               3
         Statements of Operations for the quarters ended March 31,
                  1997, and March 31, 1996                                   4

         Statement of Changes in Partnership Capital for the three months
                  ended March 31, 1997, and March 31, 1996                   5
         Notes to Financial Statements                                       6

No Statement of Cash Flows is presented because the information required by a Statement of Cash Flows is not material to an understanding of the partnership's operations.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF March 31, 1997


                                    Assets
                                    ------
Equity in commodity trading accounts:
       Money balance                                                $  725,435
       Net unrealized gain on open commodity interests                  33,559
                                                                    ----------
Total equity in commodity trading accounts                             758,994
Other Assets                                                             1,946
                                                                    ----------

Total Assets                                                        $  760,940
                                                                    ==========
                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

Redemptions payable (Note F)                                             3,343
Accrued brokerage commissions and fees                                   2,982
Accrued professional fees and other liabilities                          8,455
                                                                     ---------

Total Liabilities                                                       14,780
                                                                     ---------

PARTNERS' CAPITAL (Note E):
       Limited partners 920.935   units outstanding                    650,934
       General partner, 100 units outstanding                           95,226
                                                                     ---------

Total Partners' Capital                                                746,160
                                                                     ---------

Total Liabilities and Partners' Capital                              $ 760,940
                                                                     =========

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                      MARCH 31, 1997, AND MARCH 31, 1996

                                                    1997              1996
                                                    ----              ----
REVENUES:
     Net realized trading gain                    $  52,934       $   48,464
     Change in net unrealized trading gain (loss)    23,313          (85,128)
     Interest income (Note C)                         7,754            7,778
                                                  ---------        ---------
Total Revenues                                    $  84,001       $ (28,886)

EXPENSES:
     Brokerage commissions and fees
       (Notes B and C)                            $   7,767        $  12,182
     Incentive fees (Note D)                             -             3,042
     Professional fees and other                     24,501           23,998
                                                  ---------        ---------
Total Expenses                                       32,268           39,222
                                                  ---------        ---------
Net Income (Loss)                                 $  51,733       $ (68,108)
                                                  =========        =========

Net Loss per unit based on the daily weighted average number of units outstanding:

General Partner Class (100 Units)                 $    5.17       $   (6.81)
Limited Partner Class (956.623 Units,
  1209.616 Units, respectively)                   $   53.53       $  (60.77)

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
     FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND MARCH 31, 1996

                         Limited Partners                                 General Partner
                         ----------------------------------------         -------------------------------------
                                                        Net Asset                                     Net Asset
                                                          Value                                         Value           Total
                         Units          Capital          Per Unit          Units        Capital        Per Unit        Capital
                         -----          -------          --------          -----        -------        --------        -------
Partners' Capital
December 31, 1995      1,111.807       $  795,475        $  715.48        100.000       $ 95,177        $ 951.77       $  890,652
                                                         =========                                     =========
Net Loss                                  (67,427)                                          (681)                         (68,108)

Redemptions                8.723         (  5,650)                              0              0                           (5,650)
                       ---------       ----------                         -------       --------                        =========
Partners' Capital,
March 31, 1996         1,103.084       $  722,398        $  654.89        100.000       $ 94,496       $  944.96       $  816,894
                       =========       ==========        =========        =======       ========       =========       ==========
Partners' Capital
December 31, 1996        993.674       $  649,609        $  653.74        100.000       $ 94,454       $  944.54       $  744,063

Net Profit                                 51,216                                          (517)                           51,733

Redemptions               72.737          (49,636)                              0              0                          (49,636)

Partners' Capital
March 31, 1997           920.937       $  651,189        $  707.09        100.000       $ 94,971       $  949.71       $  746,160
                       =========       ==========        =========        =======       ========       =========       ==========

       The accompanying notes are an integral part of these statements.

                       NOTES TO FINANCIAL STATEMENTS

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A            ORGANIZATION OF BUSINESS

Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through speculative trading of commodity futures, forward and options contracts, and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of March 31, 1997, the CTAs with effective advisory agree ts with the Partnership were as follows: EMC Capital Management, Inc. and Michael J. Frischmeyer. The General Partner of the partnership is Vision Limited Partnership (the "General Partner"). The General Partner must maintain a net worth equal to the ser of one million dollars or 10% of the aggregate initial capital contributions to the Partnership by the limited partners.

The clearing brokers of the Partnership are the General Partner and Lind-Waldock & Company ("Lind-Waldock").The Partnership is currently closed to new subscriptions and will be dissolved on December 31, 2008, or upon the occurrence of certain events as ecified in the Limited Partnership Agreement.

NOTE B            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Futures and option contracts are recorded on the trade date at the transacted contract price and valued at market. Market values of futures and option contracts are based upon exchange settlement prices.

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using month end exchange rates and included in the accompanying statements of operations. As of March 31, 1997, the Partnership held assets denominated in foreign currencies equal to US $22,848.

NOTES TO FINANCIAL STATEMENTS

Brokerage Commissions and Fees

These expenses represent all brokerage commissions and exchange, National Futures Association, and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

NOTE C            RELATED PARTY TRANSACTIONS

Interest Income

The Partnership and the General Partner receive 70% and 20%, respectively, of the "Overnight Interest" on the Partnership's cash on deposit with the clearing brokers not committed as margin. The clearing broker receives all remaining Overnight Interest. Lind-Waldock has agreed to pay interest at a rate equal to the "Overnight Re chase Rate". During the three-month period ended March 31, 1997 and 1996, the General Partner received interest in the amount of $2,215 and $2,222, respectively.

The General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate. For the three-month period ended March 31, 1997 and 1996, the Partnership received from the General Partner $ 1,267 and $ 1,303 in interest income, respectively.

Brokerage Commissions and Fees

The General Partner receives directly from the primary clearing broker, Lind-Waldock & Co., all brokerage commissions in excess of brokerage commissions paid to the clearing brokers and the trailing commission paid to all non-affiliated selling agents xcess Brokerage Commissions"), which payment is in lieu of a management fee. For the three month period ended March 31, 1997 and 1996, the General Partner received $ 3,573 and $ 5,586 in Excess Brokerage Commissions, respectively.

NOTES TO FINANCIAL STATEMENTS

NOTE D            INCENTIVE FEES

The Partnership pays incentive fees to its CTAs. The incentive fees are calculated and paid at either the end of each month or the end of each quarter, in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the General Partner and the respective CTAs. If any in tive fee is paid by the Partnership to the CTAs on account of new trading profits, and the net asset value of the Partnership account thereafter declines for any subsequent month or quarter, the CTAs are entitled to retain such amounts previously paid the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to the CTAs until the Partnership recoups its losses and experiences new trading profits. The Partnership paid no incentive fees and $3,042 in incentive f during the three-month period ended March 31, 1997 and 1996, respectively.

NOTE E            ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING

The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners.

NOTE F            REDEMPTIONS

Alimited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of th onth. Redemption value is at the month-end net asset value less unamortized organization costs per unit. As of March 31, 1997, the redemption value per partnership unit was $707.

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

NOTES TO FINANCIAL STATEMENTS

NOTE I   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
CONCENTRATION OF CREDIT RISK

The Partnership trades financial futures contracts and options. These financial instruments have elements of off-balance sheet credit and market risk in excess of the amounts recognized in the statement of financial condition. Futures contracts are mar to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded, and with the futures commission merchant through which the commodity futures and options are executed.

The Partnership's revenues by reporting category for the three month period ended March 31, 1997 are as follows:

           Realized          Unrealized
           -------           ----------

Financial    2,091             24,021
Currency    20,338             (6,289)
Commodity    5,023             12,801
Energy       1,864                (63)
Metals      16,938             (1,988)
Stock Ind    6,680             (5,170)
           -------            --------
Total       52,934             23,313


         The broker with which each financial futures contract or option is executed acts as the counterparty for the above contracts and, accordingly,

creates a risk of non-performance. All of the Partnership's open financial futures and options positions wer ransacted with the General Partner and Lind-Waldock. Based upon a quarterly review of financial disclosures, including statements of net capital and segregation requirements, the General Partner monitors the credit-worthiness of its counterparties and, when deemed necessary, reduces its posure to these counterparties. The Partnership's exposure to credit risk associated with the non-performance of these counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. Generally, financial fu es contracts and options can be closed out at the discretion of the CTAs or the General Partner, if he deems it to be in the best interest of the Partnership. However, an illiquid market could prevent the closeout of positions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership's capital consists of capital contributions of the partners as increased or decreased by gains or losses on commodity interest trading, interest income, expenses and redemptions of Units and distributions of profits, if any. Commodity trading is highly leveraged and speculative. Therefore, gains and losses on such trading are not predictable with any level of reliability. Much of the m et movement in commodities is based upon fundamental and technical factors which the trading advisors may not be able to identify and are not subject to the control of the Partnership.

Units of Limited Partnership interest were offered and sold through May 31, 1989. As of the date of this report, the General Partner is not contemplating the sale of additional Units.

The General Partner may make distributions of profits, if profits are substantial and certain Net Asset Value levels are achieved. However, no distributions have been made since the Partnership's inception.

The Limited Partners may redeem their Units as of the last day of the month upon written notice to the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may de re. Units representing $49,636 and $5,650 were redeemed during the three months ended March 31, 1997 and 1996, respectively. The General Partner believes the Partnership will continue to meet both its long-term and-short-term cash requirements for operating expenses and unit redemptions from the cash generated by operations and, if necessary, from withdrawals of funds from the Trading Advisors' Designated Trading Accounts. However, the Unit redemption value may be reduced in the event that the Partnership experiences net operating losses in the future. No assurance can be given in this regard. There are substantial risks of loss involved in commodities trading.

For the three months ended March 31, 1997, the Partnership reported profits from its trading activities, including both net realized trading gains and the change in net unrealized trading gains of $ 76,247, as compared with losses from trading activiti of $ (36,664) for the three months ended March 31, 1996. The increased revenues are primarily attributable to gains on foreign futures relating to currency, metals and financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the les of the average repurchase rate and the average Treasury Bill rate, for funds held by the General Partner. The Partnership realized $ 7,754 and $7,778 in interest income from this investment during the three months ended March 31, 1997 and 1996, respe vely. Total expenses for the three months ended March 31, 1997, were $32,268 as compared to $39,222 for the three months ended March 31, 1996.

The Partnership experienced a net gain of $51,733, or $53.53 per limited partner unit, for the three months ended March 31, 1997, as compared to a net loss of $(68,108), or $(60.77) per limited partner unit for the three months ended March 31, 1996. These gains are due primarily to the profitable results of closed positions in foreign future contracts. The General Partner is unable to predict whether the Partnership will experience net trading gains or whether it will generate net losses in the future.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits


         b. Reports on Form 8-K

         There were no reports on Form 8-K filed by the Partnership during the quarter ended March 31, 1997.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 13, 1997

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