Form 10QSB
period 1997-09-30
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1997-11-21
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                          ---------------------------

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          ---------------------------

              For the quarterly period ended September 30, 1997

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

         YES:    X                  NO: ____

                                    PART I

Item 1.  Financial Statements

         Statement of Financial Condition as of September 30, 1997          3

         Statements of Operations for the quarters ended September 30,
                  1997, and September 30, 1996                              4

         Statements of Operations for the nine months ended September 30,
                  1997, and September 30, 1996                              5

         Statement of Changes in Partnership Capital for the three months
                  ended September 30, 1997, and September 30, 1996          6

         Notes to Financial Statements                                      7

No Statement of Cash Flows is presented because the information required by a Statement of Cash Flows is not material to an understanding of the partnership's operations.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF FINANCIAL CONDITION
                           AS OF September 30, 1997

                                    Assets
                                    ------
Equity in commodity trading accounts:

       Money balance                                                $  496,873
       Net unrealized gain on open commodity interests                   4,461
                                                                    ----------
Total equity in commodity trading accounts                             501,334
Other Assets                                                             1,300
                                                                    ----------

Total Assets                                                        $  502,634
                                                                    ==========
                       Liabilities and Partners' Capital
                       ---------------------------------
LIABILITIES:

Redemptions payable (Note F)                                             2,072
Accrued brokerage commissions and fees                                   2,236
Accrued professional fees and other liabilities                         20,939
                                                                     ---------

Total Liabilities                                                       25,247


                                                                     ---------

PARTNERS' CAPITAL (Note E):

       Limited partners 646.467   units outstanding                    383,367
       General partner, 100 units outstanding                           94,018

                                                                     ---------

Total Partners' Capital                                                477,387

                                                                     ---------

Total Liabilities and Partners' Capital                              $ 502,634
                                                                     =========

       The accompanying notes are an integral part of these statements.

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                           STATEMENT OF OPERATIONS

                          FOR THE THREE MONTHS ENDED
                  September 30, 1997, AND September 30, 1996

                                                    1997              1996
                                                    ----              ----
REVENUES:

       Net realized trading gain                  $   3,189       $  (41,353)
       Change in net unrealized trading gain (loss) (10,651)          18,278
       Interest income (Note C)                       6,275            7,887
                                                  ---------        ---------
Total Revenues                                    $  (1,187)      $  (15,188)

EXPENSES:

       Brokerage commissions and fees
         (Notes B and C)                          $   9,313        $   2,849
       Incentive fees (Note D)                            0            7,207
       Professional fees and other                   26,501           24,500
                                                  ---------        ---------
Total Expenses                                       35,814           34,556
                                                  ---------        ---------
Net Income (Loss)                                 $ (37,001)      $  (49,744)
                                                  =========        =========

Net Loss per unit based on the daily weighted average number of units outstanding:


General Partner Class (100 Units)                 $   (3.70)      $   (4.97)
Limited Partner Class (792.5266 Units,
  1052.479 Units, respectively)                   $  (46.22)      $  (46.79)

       The accompanying notes are an integral part of these statements.

               SUPER FUND PREFERRED LIMITED PARTNERSHIP
                       STATEMENT OF OPERATIONS
                      FOR THE NINE MONTHS ENDED
              September 30, 1997, AND September 30, 1996

                                                    1997              1996
                                                    ----              ----
REVENUES:

       Net realized trading gain                  $  54,167       $   10,043
       Change in net unrealized trading gain (loss) (11,175)         (45,223)
       Interest income (Note C)                      20,498           23,049
                                                  ---------        ---------
Total Revenues                                    $  63,490       $  (12,131)

EXPENSES:

       Brokerage commissions and fees

         (Notes B and C)                          $  25,012        $  24,491
       Incentive fees (Note D)                          (11)          11,586
       Professional fees and other                   82,103           78,001
                                                  ---------        ---------
Total Expenses                                      107,104          114,078
                                                  ---------        ---------
Net Loss                                          $ (43,614)      $ (126,209)
                                                  =========        =========

Net Loss per unit based on the daily
  weighted average number of units outstanding:

General Partner Class (100 Units)                 $   (4.36)       $  (12.62)
Limited Partner Class (884.519 Units,
  1085.518  Units, respectively)                   $ (48.82)       $ (115.10)

       The accompanying notes are an integral part of these statements.
                                      5

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
     FOR THE NINE MONTHS ENDED September 30, 1997, AND September 30, 1996



                         Limited Partners                                 General Partner

                         ----------------------------------------         -------------------------------------
                                                        Net Asset                                     Net Asset
                                                          Value                                         Value           Total
                         Units          Capital          Per Unit          Units        Capital        Per Unit        Capital
                         -----          -------          --------          -----        -------        --------        -------
Partners' Capital

December 31, 1995      1,111.807       $  795,475        $  715.48        100.000       $ 95,177        $ 951.77       $  890,652
                                                         =========                                     =========
Net Loss                                 (124,947)                                        (1,262)                        (126,209)

Redemptions               93.517          (58,338)                              0              0                          (58,338)
                       ---------       ----------                         -------       --------                        =========
Partners' Capital,

September 30, 1996     1,018.290       $  612,190        $  601.19        100.000       $ 93,915       $  939.15       $  706,105
                       =========       ==========        =========        =======       ========       =========       ==========
Partners' Capital

December 31, 1996        993.674       $  649,609        $  653.74        100.000       $ 94,454       $  944.54       $  744,063

Net Loss                                  (43,178)                                          (436)                         (43,614)

Redemptions              347.207         (223,064)                              0              0                         (223,064)

Partners' Capital

September 30, 1997       646.467       $  383,367        $  593.02        100.000       $ 94,018       $  940.18       $  477,385
                       =========       ==========        =========        =======       ========       =========       ==========


       The accompanying notes are an integral part of these statements.

                       NOTES TO FINANCIAL STATEMENTS

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE A            ORGANIZATION OF BUSINESS

Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose is to realize capital appreciation through speculative trading of commodity futures, forward and options contracts, and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). As of September 30, 1997, the CTAs with effective advisory agreements with the Partnership were as follows: EMC
Capital Management, Inc. and Michael J. Frischmeyer. The General Partner of the partnership is Vision Limited Partnership (the "General Partner"). The General Partner must maintain a net worth equal to the lesser of one million dollars or 10% of the aggregate initial capital contributions to the Partnership by the limited partners.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency translations are calculated using month end exchange rates and included in the accompanying statements of operations. As of September 30, 1997, the Partnership held assets denominated in foreign currencies equal to US $30,271.

NOTES TO FINANCIAL STATEMENTS

Brokerage Commissions and Fees

These expenses represent all brokerage commissions and exchange, National Futures Association, and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

NOTE C            RELATED PARTY TRANSACTIONS

Interest Income

The Partnership and the General Partner receive 70% and 20%, respectively, of the "Overnight Interest" on the Partnership's cash on deposit with the clearing brokers not committed as margin. The clearing broker receives all remaining Overnight Interest. Lind-Waldock has agreed to pay interest at a rate equal to the "Overnight Repurchase Rate". During the three-month period ended September 30, 1997 and 1996, the General Partner received interest in the amount of $7,265 and $6,585, respectively.

The General Partner has agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate. For the nine-month period ended September 30, 1997, the Partnership received from the General Partner $4,775 in interest income.

NOTES TO FINANCIAL STATEMENTS

NOTE D            INCENTIVE FEES

The Partnership pays incentive fees to its CTAs. The incentive fees are calculated and paid at either the end of each month or the end of each quarter, in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the General Partner and the respective CTAs. If any incentive fee is paid by the Partnership to the CTAs on account of new trading profits, and the net asset value of the Partnership account thereafter declines for any subsequent month or quarter, the CTAs are entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to the CTAs until the Partnership recoups its losses and experiences new trading profits. The Partnership paid no incentive fees and $11,586 in incentive fees during the nine-month period ended September 30, 1997 and 1996, respectively.

NOTE E            ALLOCATION OF PROFIT AND LOSS FOR PARTNERSHIP ACCOUNTING

The Partnership's profits and losses are allocated one percent to the General Partner and ninety-nine percent to the limited partners.

NOTE F            REDEMPTIONS

A limited partner (or any assignee thereof) may cause any or all of his units to be redeemed as of the last day of any month provided that the General Partner has received a redemption notice in proper form not less than ten days prior to the end of the month. Redemption value is at the month-end net asset value less unamortized organization costs per unit. As of September 30, 1997, the redemption value per partnership unit was $593.

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

The Partnership's revenues by reporting category for the nine month period ended September 30, 1997 are as follows:


             Realized          Unrealized
Financial     45,510              6,190
Currency       1,858             (9,650)
Commodity    (12,235)            (2,038)
Energy       (18,162)             3,829
Metals        24,849             (5,023)
Stock Ind     12,348             (4,482)
             -------            --------
Total         54,167            (11,175)




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

The Limited Partners may redeem their Units as of the last day of the month upon written notice to the General Partner. The Limited Partners may also redeem their Units on such other redemption dates as the General Partner in its sole discretion may declare. Units representing $223,064 and $58,338 were redeemed during the nine months ended September 30, 1997 and 1996, respectively.

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

For the nine months ended September 30, 1997, the Partnership reported profits from its trading activities, including both net realized trading gains and the change in net unrealized trading gains of $42,992 as compared with losses from trading activities of $ (35,180) for the nine months ended September 30, 1996. The increased revenues are primarily attributable to gains on foreign futures relating to currency, metals and financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average Treasury Bill rate, for funds held by the General Partner. The Partnership realized $20,498 and $23,049 in interest income from this investment during the nine months ended September 30, 1997 and 1996, respectively. Total expenses for the nine months ended September 30, 1997, were $107,104 as compared to $114,078 for the nine months ended September 30, 1996.

The Partnership experienced a net loss of $(43,614), or $(48.82) per limited partner unit, for the nine months ended September 30, 1997, as compared to a net loss of $(126,209), or $(115.10) per limited partner unit for the nine months ended September 30, 1996.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits

     b. Reports on Form 8-K


     There were no reports on Form 8-K filed by the Partnership during the quarter ended September 30, 1997.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 17, 1997

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