Form 10KSB40
period 1997-12-31
SUPER FUND PREFERRED LTD PARTNERSHIP
filed 1998-05-06
CIK 832453

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-KSB

                                 -------------

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1997          Commission File Number 33-21663

                   SUPER FUND PREFERRED LIMITED PARTNERSHIP
                   ----------------------------------------
                (Name of small business issuer in its charter)

Illinois                                                           36-3570836
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

          One Whitehall Street, 15th Floor, New York, New York 10004
          ----------------------------------------------------------
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

YES: [X]    NO: [ ]

Check if there is no disclosure of delinquent filers pursuant in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year:  $58,356
State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which such interests were sold, or the average bid and asked prices, as of a specified date within the 60 days prior to December 31, 1996: N/A - No Market.

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

     The Partnership announced its liquidation effective November 30, 1997 and accordingly, these financial statements have been prepared on the liquidation basis of accounting. Under such basis, assets have been recorded at their estimated realizable value; liabilities reflect estimated remaining obligations to be incurred (including liquidation expenses) in the winding up of the Partnership's affairs. Assets will be liquidated and distributed in accordance with the Partnership Agreement. The liquidation and distributions will be directed by Vision Limited Partnership (the "General Partner").

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

B.   Business of the Issuer

     Principal Products and Services of Their Markets:

     At the beginning of the year ended December 31, 1996, the Partnership had advisory agreements with two CTAs. The General Partner, in the normal course of liquidation proceedings, terminated all advisors.

     The Partnership's advisors during 1996 were as follows:

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

     Each CTA receives as its sole compensation an incentive fee based on its individual performance, calculated and paid at either the end of each month or the end of each quarter, in an amounts equal to 25% of the CTA's new trading profits, if any, as defined by the advisory agreement between the Partnership and such CTA. The independent nature of the Designated Trading Accounts may result in one or more of the CTAs receiving an incentive fee when the overall account of the Partnership has not been profitable. In addition, if after an incentive fee is paid to a CTA on account of new trading profits, the net asset value of that Designated Trading Account declines for any subsequent month or quarter, as the case may be, the CTA is nonetheless entitled to retain such fees previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits will be paid to a CTA until the Partnership recoups its losses in that Designated Trading Account and experiences new trading profits. The Partnership incurred $ 0 and $11,585 in incentive fees to its CTAs for the years ended December 31, 1997 and 1996, respectively. The General Partner attributes the decrease in incentive fees from 1996 to 1997 primarily to unprofitable results during 1997.
     The Partnership had agreements with Lind and Vision to act as clearing broker, pursuant to which the Partnership pays a brokerage commission on a monthly basis consisting of all exchange, clearing, floor brokerage, and NFA fees attributable to trading by the CTAs on behalf of the Partnership. For the years ended December 31, 1997 and 1996, the Partnership incurred approximately $30,105 and $31,660 in aggregate brokerage commissions, respectively.

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

     In the years ended December 31, 1997 and 1996, the General Partner received approximately $21,000 and $22,300 in trail commissions, respectively. The General partner attributes the decrease in the aggregate amount of such commissions paid to the General Partner primarily to decreased trading activity.

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

ITEM IV.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 1997.


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

     The Units are valued and may have been redeemed on the last business day of each calendar month after complying with certain notice provisions. Redemption of rights could have been limited or delayed if the Partnership could not accurately value or liquidate its assets.

B.   Holders

     There were no holders of record as of December 31, 1997.

C.   Dividends

     The Partnership Agreement did not provide for regular or periodic dividends or distributions of any kind, and it gave the General Partner sole discretion as to distributions. No dividends or distributions were made to the limited partners in the years ended December 31, 1997, or 1996, other than the proceeds from liquidation amounting to $438,381 on November 30, 1997.

ITEM VI. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's capital consisted of capital contributions of the partners as increased or decreased by gains or losses on commodity interest trading, interest income, expenses, and redemptions of Units and distributions of profits, if any. Commodity trading is highly leveraged and speculative. Therefore, gains and losses on such trading could not be predicted with any level of reliability. Much of the market movement in commodities is based upon fundamental and technical factors which the trading advisors may not be able to identify and are not subject to the control of the Partnership.

Units of Limited Partnership interest were offered and sold through May 31, 1989. The Partnership announced its liquidation effective November 30, 1997 and accordingly, these financial statements have been prepared on the liquidation basis of accounting. Under such basis, assets have been recorded at their estimated realizable value; liabilities reflect estimated remaining obligations to be incurred (including liquidation expenses) in the winding up of the Partnership's affairs. Assets will be liquidated and distributed in accordance with the Partnership Agreement. The liquidation and distributions will be directed by Vision Limited Partnership (the "General Partner").

The General Partner was permitted to make distributions of profits, if profits were substantial and certain Net Asset Value levels are achieved. However, no distributions had been made since the Partnership's inception.
The Limited Partners could have redeemed their Units as of the last day of the month upon written notice of the General Partner. The Limited Partners could have redeemed their Units on such other redemption dates as the General Partner in its sole discretion might declare. Units representing $661,441 (including thoses proceeds remaining upon liquidation at November 30, 1997) and $74,320 were redeemed during the years ended December 31, 1997 and 1996, respectively.

For the year ended December 31, 1997, the Partnership reported revenues from its trading activities, including both net realized trading gain/loss and the change in net unrealized trading of $32,600 as compared with revenues from trading activities of $25,361 for the year ended December 31, 1996. The General Partner believes that the commodity markets in 1997 exhibited more short-term trendless characteristics causing the Partnership to experience a decrease in its net asset value. Unprofitable results can be attributed to trading in financials and stock index instruments.

Futures positions are margined with cash or cash equivalents. Funds not required to be on deposit for margin are held in cash or cash equivalents which bear interest at rates based on the overnight repurchase rate, for funds held by Lind, or at the lesser of the average repurchase rate and the average treasury bill rate, for funds held by Vision. The Partnership realized $25,756 and $31,188 in interest income from this investment during the years ended December 31, 1997 and 1996, respectively. The decrease in interest income experienced by the Partnership from 1996 to 1997 was due to a decline in net assets.

Total expenses for the year ended December 31, 1997, were $140,978 compared to $128,818 for the year ended December 31, 1996. The year ended December 31, 1997, exhibited a $13,140 decrease in trading costs and fees due to a decrease in incentive fees.

The Partnership experienced a net loss of ($82,622), or ($95.95), per partner unit (($106.28) per limited partner unit), for the year ended December 31, 1997, as compared to the profit of $72,269 or $61.93 per partner unit ( $67.06 per limited partner unit), loss for the year ended December 31, 1996. These losses are due primarily to the unprofitability of the CTA trading.

                                C O N T E N T S

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                       8


Financial Statements

  Statement of Net Assets in Liquidation as of December 31, 1997
      and Statement of Financial Condition as of December 31, 1996       9

  Statements of Operations and Special Allocation                       10

  Statements of Changes in Net Assets in Liquidation and
        Partners' Capital                                               11

  Notes to Financial Statements                                       12 - 19

                        REPORT OF INDEPENDENT CERTIFIED

                              PUBLIC ACCOUNTANTS

To the Partners of
    Super Fund Preferred Limited Partnership

We have audited the accompanying statement of net assets in liquidation of Super Fund Preferred Limited Partnership as of December 31, 1997 and the statement of financial condition as of December 31, 1996, and the related statements of operations and special allocation and changes in net assets in liquidation and partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As disclosed in Note A to the financial statements, the Partnership announced its liquidation effective November 30, 1997. As a result, the Partnership has changed its basis of accounting, as of November 30, 1997, from the accrual basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Super Fund Preferred Limited Partnership as of December 31, 1997 and the financial position as of December 31, 1996, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

Grant Thornton LLP

New York, New York
March 17, 1998

                   Super Fund Preferred Limited Partnership
                               (in liquidation)

                 STATEMENT OF NET ASSETS IN LIQUIDATION AS OF
            DECEMBER 31, 1997 AND STATEMENT OF FINANCIAL CONDITION
                            AS OF DECEMBER 31, 1996
                                     ASSETS

                                                                                                        1997                  1996
                                                                                                      --------              --------
Equity in commodity futures trading accounts
    Money balance ......................................................................              $475,152              $772,468
    Net unrealized gain on open commodity contracts ....................................                                      20,896
                                                                                                      --------              --------
         Total equity in commodity futures trading accounts ............................               475,152               793,364

    Due from broker ....................................................................                                       1,942
    Other ..............................................................................                                       2,080
                                                                                                      --------              --------
                                                                                                      $475,152              $797,386
                                                                                                      ========              ========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities
    Redemptions payable ..............................................................               $438,190               $  8,957
    Due to broker ....................................................................                  6,259
    Incentive fees payable ...........................................................                                            11
    Accrued brokerage commissions and fees ...........................................                                        21,855
    Accrued professional fees and other ..............................................                 30,703                 22,500
                                                                                                     --------               --------
                                                                                                      475,152                 53,323
                                                                                                     --------               --------
Partners' capital
    Limited Partners, 993.674 units outstanding as of
       December 31, 1996 .............................................................                                       649,609
    General Partner, 100.000 units outstanding as of
       December 31, 1996 .............................................................                                        94,454
                                                                                                     --------               --------

                                                                                                         --                  744,063
                                                                                                     --------               --------

Total liabilities and partners' capital as of December 31,1996 .......................                                      $797,386
                                                                                                                            ========
Net assets in liquidation as of December 31, 1997 ....................................              $    --
                                                                                                     ========


The accompanying notes are an integral part of these statements.

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                STATEMENTS OF OPERATIONS AND SPECIAL ALLOCATION

                            Year ended December 31,

                                                                                                          1997               1996
                                                                                                       ---------          ---------
Revenues
    Net realized trading gain ................................................................         $  53,496          $ 101,196
    Change in net unrealized trading gain ....................................................           (20,896)           (75,835)
    Interest income ..........................................................................            25,756             31,188
                                                                                                       ---------          ---------
                                                                                                          58,356             56,549
                                                                                                       ---------          ---------
Expenses
    Brokerage commissions and fees ...........................................................            30,105             31,660
    Incentive fees ...........................................................................                               11,585
    Professional fees and other ..............................................................           110,873             85,573
                                                                                                       ---------          ---------
                                                                                                         140,978            128,818
                                                                                                       ---------          ---------

              NET LOSS .......................................................................           (82,622)           (72,269)

Less special allocation to the General Partner ...............................................             9,789              5,023
                                                                                                       ---------          ---------
Net loss available for pro rata distribution to all partners .................................         $ (92,411)         $ (77,292)
                                                                                                       =========          =========
Net loss per unit based on the daily weighted average number of units outstanding, 861.120
    in 1997 and 1,166.921 in 1996 ............................................................         $  (95.95)         $  (61.93)
                                                                                                       =========          =========
Net loss per limited partner unit based on the daily weighted average number of limited
    partner units outstanding, 769.613 in 1997 and 1,066.921 in 1996 .........................         $ (106.28)         $  (67.06)
                                                                                                       =========          =========

The accompanying notes are an integral part of these statements.

                   Super Fund Preferred Limited Partnership
                               (in liquidation)

              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                             AND PARTNERS' CAPITAL

                    Years ended December 31, 1997 and 1996

                                                      Limited Partners                    General Partner
                                             ----------------------------------  ----------------------------------
                                                                         Net                                 Net
                                                                        asset                               asset
                                                                        value                               value       Total
                                                Units      Capital    per unit      Units      Capital     per unit    capital
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------

Partners' capital at January 1, 1996 .....    1,111.807   $ 795,475   $  715.48     100.000    $ 95,177    $ 951.77   $ 890,652

Allocation of net income
   Special allocation ....................                                                        5,023                   5,023
   Pro rata allocation ...................                  (71,546)                             (5,746)                (77,292)
Redemptions ..............................     (118.133)    (74,320)                                                    (74,320)
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------

Partners' capital at December 31, 1996 ...      993.674     649,609      653.74     100.000      94,454      944.54     744,063
Allocation of net loss
   Special allocation ....................                                                        9,789                   9,789
   Pro rata allocation ...................                  (82,051)                            (10,360)                (92,411)
Redemptions ..............................     (993.674)   (567,558)               (100.000)    (93,883)               (661,441)
                                             ----------  ----------  ----------  ----------  ----------  ----------  ----------

Net assets in liquidation at
    December 31, 1997 ....................               $           $                       $           $           $
                                             ==========  ==========  ==========  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                   Super Fund Preferred Limited Partnership
                               (in liquidation)

                         NOTES TO FINANCIAL STATEMENTS

                          December 31, 1997 and 1996

NOTE A - ORGANIZATION OF BUSINESS

     Super Fund Preferred Limited Partnership (the "Partnership"), an Illinois limited partnership, commenced its operations on November 8, 1988. The Partnership's purpose was to realize capital appreciation through the speculative trading of commodity futures, forwards and options on futures contracts and other commodity interests, pursuant to the trading methods and strategies of the retained Commodity Trading Advisors ("CTAs"). The Partnership announced its liquidation effective November 30, 1997 and accordingly, these financial statements have been prepared on the liquidation basis of accounting. Under such basis, assets have been recorded at their estimated realizable value; liabilities reflect estimated remaining obligations to be incurred (including liquidation expenses) in the winding up of the Partnership's affairs. Assets will be liquidated and distributed in accordance with the Partnership Agreement. The liquidation and distributions will be directed by Vision Limited Partnership (the "General Partner").

     The General Partner is a futures commission merchant and commodity pool operator, registered with the Commodity Futures Trading Commission ("CFTC"). The General Partner is required by the partnership agreement to maintain a net worth of $1,000,000, which it has throughout the year. As of December 31, 1996, CTAs with effective advisory agreements were EMC Capital Management Inc. and Loran Futures, Inc.

     The clearing broker of the Partnership is Lind-Waldock & Company ("Lind-Waldock"). The General Partner acts as introducing broker for the Partnership.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Revenue Recognition

         Futures, options on futures and forward contracts are recorded on the trade date and open contracts are reflected in the statement of financial condition at their fair value. Fair values of futures, options on futures and forward contracts are based upon exchange settlement prices. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss.

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

NOTE B (continued)

     2.  Foreign Currency Translation

         Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using month-end exchange rates and are included in the accompanying statements of operations.

     3.  Brokerage Commissions and Fees

         These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity trades. Commissions and fees associated with open trades at December 31, 1996 are accrued on a round-turn basis.

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

 NOTE C - RELATED PARTY TRANSACTIONS

     1.  Interest Income

         For investment accounts held directly with the clearing broker, the Partnership and the General Partner received 70% and 20%, respectively, of the overnight interest at the overnight repurchase rate on the Partnership's cash on deposit with the clearing broker that is not committed as margin. For the years ended December 31, 1997 and 1996, the General Partner received approximately $2,000 and $1,900, respectively, in interest income on these deposits. The remaining interest was retained by the clearing broker.
         For investment accounts held directly with the General Partner, the General Partner agreed to pay interest at the lesser of the average repurchase rate or the average Treasury bill rate, on cash on deposit that is not committed as margin. For the years ended December 31, 1997 and 1996, the

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

NOTE C (continued)

         Partnership received from the General Partner approximately $10,900 and $16,300, respectively, as interest income, on these deposits.

     2.  Brokerage Commissions

         The General Partner received directly from the clearing broker a portion of the brokerage commissions in lieu of a management fee. For trading accounts maintained by the General Partner, 100% of commissions were retained by the General Partner. For the years ended December 31, 1997 and 1996, the General Partner received commissions of approximately $21,000 and $22,300, respectively.

     3.  Due To / From Broker

         The Partnership maintains an operating account with the General Partner. The funds in this account are held at Lind-Waldock. As of December 31, 1997 and 1996 the balance in this account is reflected in the statement of net assets in liquidation and the statement of financial condition as "Due to broker" and "Due from broker", respectively.

NOTE D - INCENTIVE FEES

     The Partnership paid incentive fees to its CTAs. The incentive fee was calculated and paid at the end of each month in an amount equal to 25% of the Partnership's new trading profits, if any, as defined by a written agreement between the Partnership, the General Partner and the respective CTAs (the "Agreement"). If any incentive fee was paid by the Partnership to the CTAs on new trading profits, and the net asset value of the Partnership's account thereafter declined for any subsequent month, the CTAs were entitled to retain such amounts previously paid by the Partnership. However, no subsequent incentive fee based on new trading profits would be paid to the CTAs until the Partnership recouped its losses and earned new trading profits.

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

NOTE E - ALLOCATION OF PROFIT AND LOSS FOR
           PARTNERSHIP ACCOUNTING

     The Partnership's profits and losses were allocated one percent to the General Partner and ninety-nine percent to the limited partners. Among the limited partners the profit and loss was allocated to each limited partner in the ratio that the balance of such limited partner's capital account bears to the total balance of all limited partners' capital accounts. To the extent that the ratio of the General Partner's capital account to the capital accounts of all partners was greater or less than 1%, the General Partner was given a special allocation to bring its total allocation to 1% of total profits and losses of the Partnership.

NOTE F - REDEMPTIONS

     A limited partner (or any assignee thereof) may have caused any or all of his units to be redeemed as of the last day of any month provided that the General Partner received a redemption notice in proper form not less than ten days prior to the end of such month. Redemption value is the month-end net asset value per unit. As of December 31, 1996, redemption value per limited partnership unit was $653.74.

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

                   Super Fund Preferred Limited Partnership

                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

NOTE I - SUBSEQUENT TRANSACTIONS

     The General Partner, on behalf of the Partnership, made a final distribution to Limited Partners in February 1998 in accordance with the Partnership Agreement.

NOTE J - OFF-BALANCE SHEET RISK AND FAIR VALUE OF
                 DERIVATIVE FINANCIAL INSTRUMENTS

     The Partnership traded futures, options on futures and forward contracts which derive their value from the fair values of financial instruments, stock indices, commodities, energy and metals. The Partnership's revenues from each of these reporting categories for the years ended December 31, 1997 and 1996 are as follows:

                                                1997                                     1996
                                  ---------------------------------        ---------------------------------
                                     Realized           Unrealized            Realized           Unrealized
                                  ------------         ------------        ------------         ------------
         Financial instruments       $ 32,024           $  (6,514)           $127,545             $(40,402)
         Stock indices                 19,480              (4,862)            (22,648)               2,543
         Commodities                   (4,777)             (2,796)            (13,190)             (14,433)
         Energy                       (17,292)                (51)             31,593              (39,819)
         Metals                        24,061              (6,673)            (22,104)              16,276
                                      -------            --------            --------              -------

                                     $ 53,496            $(20,896)           $101,196             $(75,835)
                                      =======             =======             =======              =======

     Market and Credit Risk

     The Partnership traded derivative financial instruments which involve varying degrees of off-balance sheet market and credit risk as the values of contracts traded may have changed or counterparties may have been unable to perform under the terms of these contracts.

     The values of the Partnership's open positions at December 31, 1996 were subject to change due to the level or volatility of interest rates, foreign currency exchange rates or market values of the underlying financial instruments or commodities. These changes may have resulted in cash settlements in excess of the amounts recognized in the statement of financial condition. The Partnership's exposure to market risk was directly influenced by a number of factors, including the volatility and liquidity of the markets in which the financial instruments were traded.

     The Partnership has credit risk because the sole counterparties with respect to all of the Partnership's assets are the General Partner and Lind-Waldock. Lind-Waldock and the General Partner, as

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

 NOTE J (continued)

     registered futures commission merchants, are required by the regulations of the CFTC to separately account for and segregate all assets belonging to the Partnership for the domestic trading of futures and options and are prohibited from commingling these assets with their own.

     The Partnership's assets held in such segregated trading accounts were $260,924 and $592,536 at December 31, 1997 and 1996, respectively. In addition, Partnership assets in the amounts of $214,228 and $200,828 as of December 31, 1997 and 1996, respectively, were secured or set aside by Lind-Waldock for foreign trading purposes as required by Part 30.7 of the CFTC's regulations.

     The General Partner had procedures in place that attempt to control market risk, although there can be no assurance that they would, in fact, succeed in doing so. The procedures included monitoring the trading activity of the CTAs, daily review of the Partnership's open positions to insure that investments were diversified and weekly calculation of the Partnership's Net Asset Value to monitor trading performance. While the General Partner would, itself, not intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may have urged the CTAs to close out positions, or itself reallocate Partnership assets among CTAs. However, such interventions were unusual and the General Partner's basic control procedures consisted simply of the ongoing process of CTA selection and monitoring, with market risk controls being applied by the CTAs themselves. To control credit risk, the Partnership monitors the creditworthiness of its counterparties and, if necessary, reduces its exposure to them.

     The contract values of the Partnership's open positions as of December 31, 1997 and 1996 were as follows:

                                                   1997                                            1996
                                 -----------------------------------------       ---------------------------------------
                                    Commitments to         Commitments to          Commitments to        Commitments to
                                  purchase (futures,       sell (futures,        purchase (futures,      sell (futures,
                                     options and            options and             options and           options and
                                      forwards)               forwards)              forwards)             forwards)
                                 -----------------       -----------------       -----------------     -----------------
        Financial
           instruments ......      $      -                $      -                    $4,895,833           $   784,464

        Stock indices .......             -                       -                          -                   83,600

        Commodities .........             -                       -                        81,413               191,168

        Energy ..............             -                       -                        60,018                  -

        Metals ..............             -                       -                       312,183               536,946
                                 -----------------       -----------------       -----------------     -----------------
                                   $      -                $      -                    $5,349,447            $1,596,178
                                 =================       =================       =================     =================

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

 NOTE J (continued)

     All futures and options on futures contracts held at December 31, 1996 expired within one year.

     Contract amounts represented the Partnership's potential involvement in the particular class of contract that would exist if it were to take or make delivery of all of the underlying quantities of the futures, forward and option on futures contracts. It is not the credit risk associated with counterparty nonperformance. The credit risk due to counterparty nonperformance associated with these instruments is the net unrealized gain (fair value), if any, included in the statement of financial condition.

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

     Fair Value

     The derivative financial instruments used in the Partnership's trading activities were marked to market daily, resulting in unrealized gains or losses which represented the contracts' fair value and were recorded in the statements of financial condition. The related changes in fair value were reflected as income or loss in trading revenues.

     At December 31, 1997 and 1996, the fair values of derivative financial instruments are presented below. Assets represent unrealized gains and liabilities represent unrealized losses.

                                                   December 31, 1997                     December 31, 1996
                                            --------------------------------      -----------------------------
                                              Assets             Liabilities         Assets        Liabilities
                                            ------------        ------------      ------------     ------------
       Financial instruments               $      -            $      -              $10,403         $  3,889
       Stock indices                              -                   -                4,862                -
       Commodities                                -                   -                3,994            1,198
       Energy                                     -                   -                  600              549
       Metals                                     -                   -               17,181           10,508
                                            ------------        ------------      ------------     ------------
                                           $      -            $      -              $37,040          $16,144
                                            ============        ============      ============     ============

                   Super Fund Preferred Limited Partnership
                               (in liquidation )

                   NOTES TO FINANCIAL STATEMENTS (continued)

                          December 31, 1997 and 1996

 NOTE J (continued)

     A portion of the amounts indicated as off-balance sheet market risk was due to offsetting commitments to purchase and to sell the same instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until settlement date.
     The following table presents the average fair values of derivative financial instruments for the years ended December 31, 1997 and 1996.

                                           1997                               1996
                                  ------------------------           ------------------------
                                  Assets       Liabilities           Assets       Liabilities
                                  ------       -----------           ------       -----------
       Financial
           instruments ......     $20,814        $(1,883)           $30,246        $  1,718
       Stock indices ........           -              -              1,471             367
       Commodities ..........       6,669         (3,339)             5,827             843
       Energy ...............       1,240           (634)             2,245             864
       Metals ...............       1,898         (3,217)            21,786          22,227
                                  -------         ------             ------          ------
                                  $30,621        $(9,073)           $61,575         $26,019
                                  =======        =======            =======         =======

ITEM VIII. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

Not applicable.


                                   PART III

ITEM IX.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A.   Directors, Executive Officers, Promoters, and Control Persons

The registrant has neither officers nor directors, nor does the General Partner. The following are the directors and officers of Vision Capital Management, Inc. ("Vision Capital"), the General Partner's general partner. Robert M. Boshnack. Mr. Boshnack, age 50, is President, Chief Executive Officer, a director, and a principal shareholder of Vision Capital. He is a graduate of Queens College of New York with a Bachelors Degree 1969)and a Masters Degree (1971) in Education and History. On June 12, 1984,

Mr.Boshnack founded and has since that time been President, sole shareholder, and sole director of SFFG, a New York corporation engaged in various commodity activities, including acting as a general partner in commodity pool limited partnerships and introducing managed and discount accounts.

Howard M. Rothman. Mr. Rothman, age 36, is Executive Vice President, Secretary, Chief Operating Officer, a director and a principal shareholder of Vision Capital. He graduated in June 1983 from New York University with a Bachelors Degree in Accounting and Finance. Since December 1986, he has been Executive Vice President of SFFG and from January 1985 to December 1986 he was Vice President of Managed Account Programs of SFFG. On January 9, 1990, Mr. Rothman was elected to a three-year term on the Board of Directors of the National Futures Association, representing the independent introducing broker category and was re-elected in 1996.

Selma Breen. Ms Breen, age 66, is Senior Vice President and a director of Vision Capital. She has been the Vice President of Administration for SFFG from January 1985 to the present. From July 1980 to January 1985, she was employed by the New York branch office of Rouse Woodstock, Inc. as the Office Manager and was also associated with Justlee Management, Inc. in New York.

B.   Compliance with Section 16(a) of the Exchange Act

     Not applicable.

ITEM X.  EXECUTIVE COMPENSATION

The Partnership has no executive or other employees but receives such services from officers and employees of Vision Capital.

The General Partner receives certain trailing commissions from net brokerage commissions, which totaled approximately $21,000 and $22,300 for the years ended December 31, 1997 and 1996, respectively. The General Partner also receives 20% of the interest earned on the Partnership's cash on deposit with the clearing broker not committed as margin, which totaled approximately $2,000 and $1,900 for the years ended December 31, 1997 and 1996, respectively.

ITEM XI.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Certain Beneficial Owners as of December 31, 1997

     There were no outstanding units at December 31, 1997.

B.   Securities Owned by Management as of December 31, 1997

     There were no outstanding units at December 31, 1997.

C.   Changes in Control

     None.

ITEM XII. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner received indirectly from the Partnership trail commissions aggregating approximately $21,000 and interest of approximately $2,000 during the year ended December 31, 1997. The method for determining such trail commissions and interest is discussed in Items 1 and 10 above.
ITEM XIII. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     None

B.   Reports on Form 8-K

     There were no reports on Form 8-K filed by the Partnership during the fourth quarter of the fiscal year ended December 31, 1997.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:  March 25, 1998

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